Form 10-Q
period 2024-06-30
SIM Acquisition Corp. I
filed 2024-08-23
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

SIM ACQUISTION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheet as of June 30, 2024 (Unaudited)	1

	Condensed Statements of Operations for the three months ended June 30, 2024 and for the period from January 29, 2024 (inception) to June 30, 2024 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended June 30, 2024 and for the period from January 29, 2024 (inception) to June 30, 2024 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from January 29, 2024 (inception) to June 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

SIGNATURES		24

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to July 11, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

ii

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SIM ACQUISITION CORP. I

CONDENSED BALANCE SHEET

(UNAUDITED)

June 30, 2024

ASSETS
Current asset - cash	$19,252
Deferred offering costs	206,943
Total Assets	$226,195
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,000
Promissory note - related party	237,500
Total Current Liabilities	242,500
COMMITMENTS
Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $.0001 par value, 500,000,000 shares authorized; none issued or outstanding	-
Class B ordinary shares, $.0001 par value, 50,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)	767
Additional paid-in capital	24,233
Accumulated deficit	(41,305)
Total Shareholders’ Deficit	(16,305)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$226,195

(1)	This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2024

AND

PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO JUNE 30, 2024

(UNAUDITED)

	For the Three Months Ended June 30, 2024	For the period from January 29, 2024 (inception) to June 30, 2024

Formation and operation costs	$12,841	$41,305
Net loss	$(12,841)	$(41,305)
Weighted average shares outstanding, basic and diluted(1)	6,666,667	6,666,667
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

AND

PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO JUNE 30, 2024

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 29, 2024 (inception)	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to Sponsor (1)	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	(41,305)	(41,305)
Balance - June 30, 2024	7,666,667	$767	$24,233	$(41,305)	$(16,305)

Balance - April 1, 2024	7,666,667	$767	$24,233	$(28,464)	$(3,464)
Net loss	-	-	-	(12,841)	(12,841)
Balance - June 30, 2024	7,666,667	$767	$24,233	$(41,305)	$(16,305)

(1)	This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO JUNE 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities
Net loss	$(41,305)
Increase (decrease) in cash attributable to changes in operating activities:
Formation Costs paid by Sponsor in exchange for issuance of Class B ordinary shares	6,364
Change in Deferred Operating Costs	(145,807)
Net cash used in operating activities	(180,748)
Cash Flows from Financing Activities
Promissory Note - Related Party	200,000
Net cash used in operating financing activities	200,000
Net increase in cash	19,252
Cash at beginning of the period	-
Cash at end of the period	$19,252

Supplemental Disclosure of Non-cash for Investing and Financing Activities:
Formation costs and offering costs paid by Sponsor for the issuance of Founder Shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$5,000
Offering costs paid through Notes payable-related party	$37,500

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from January 29, 2024 (inception) to June 30, 2024 relates to the Company’s formation and the proposed initial public offering. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Sources

As of June 30, 2024, the Company had a cash balance of $19,252 and a working capital deficit of $223,248 (excluding deferred offering costs). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2024, management has determined that the Company has access to funds from certain of the holders of Founder Shares, and such individuals have the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company in excess of one year. Further, due to the closing of the Initial Public Offering on July 11, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 10, 2024, as well as the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented and in connection with the Initial Public Offering, the underwriters exercised the full over-allotment option such that no shares were forfeited.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public Warrants or Private Placement Warrants currently outstanding as of June 30, 2024.

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

The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Promissory Note – Related Party

On March 8, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of June 30, 2024, the Company had $237,500 outstanding under the Note which was repaid upon completion of the Initial Public Offering.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2024, the Company had no borrowings under any Working Capital Loans.

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

Note 6 – SHAREHOLDERS’ Equity (deficit)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding (as restated, see Note 5).

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

As disclosed above, on July 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 Private Placement Warrants, to the Sponsor and Cantor Fitzgerald & Co., at a price of $1.00 per Private Placement Warrant. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 29, 2024 (inception) to June 30, 2024 have been organizational activities and those necessary to prepare for and consummate the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2024, we had a net loss of $(12,841) and $(41,305), primarily comprised of general and administrative costs, and non-deferred costs related to our Initial Public Offering.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2024, the Company has sufficient funds for its working capital needs until a minimum of one year from the date of issuance of the accompanying financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful

We expect our primary liquidity requirements during that period to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful Business Combinations; $175,000 for legal and accounting fees related to regulatory reporting requirements; $80,000 for Nasdaq and other regulatory fees; $120,000 for office space and administrative services; approximately $450,000 for directors’ and officers’ liability insurance; and approximately $75,000 for general working capital that will be used for miscellaneous expenses and reserves.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement and our Quarterly Report on Form 10-Q for the period ended March 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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