Form 10-Q
period 2024-09-30
SIM Acquisition Corp. I
filed 2024-11-14
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2024, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIM ACQUISTION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2024 and for the period from January 29, 2024 (inception) to September 30, 2024 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2024 and for the period from January 29, 2024 (inception) to September 30, 2024 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from January 29, 2024 (inception) to September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

SIGNATURES		24

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC, which became effective on July 1, 2024;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 11, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

ii

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SIM ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

(UNAUDITED)

9/30/2024

ASSETS
Current Assets
Cash	$860,086
Prepaid Expense	205,300
Total Current Assets	1,065,386
Long-Term Prepaid Expense	180,000
Cash and Marketable Securities Held in Trust Account	232,627,463
Total Assets	$233,872,849
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$9,500
Total Current Liabilities	9,500

Long term liabilities
Deferred Underwriting Payable	10,950,000
Total Long Term Liabilities	10,950,000
Total Liabilities	$10,959,500

COMMITMENTS
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.11 per share	$232,527,463

Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $.0001 par value, 500,000,000 shares authorized; none issued or outstanding (Excluding 23,000,000 Class A Ordinary shares subject to possible redemption)	-
Class B ordinary shares, $.0001 par value, 50,000,000 shares authorized; 7,666,667 shares issued and outstanding	767
Accumulated Deficit	(9,614,881)
Total Shareholders’ Deficit	(9,614,114)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$233,872,849

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

AND

PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

(UNAUDITED)

	Three Months Ended September 30, 2024	January 29, 2024 (inception) to September 30, 2024
Formation and operation costs	$(270,193)	$(311,498)
Loss from Operations	$(270,193)	$(311,498)

Other income
Interest earned on marketable securities held in Trust Account	$2,627,463	$2,627,463
Other income (loss), net	$2,627,463	$2,627,463

Net income	$2,357,270	$2,315,965

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,500,000	7,666,667
Basic and diluted net income per ordinary share Class A, ordinary shares subject to possible redemption	$0.08	$0.16

Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,557,971	7,000,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.16

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

AND

PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 29, 2024 (inception)		$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to Sponsor (1)			7,666,667	767	24,233	-	25,000
Net Loss						(41,305)	(41,305)
Balance - June 30, 2024	-	-	7,666,667	$767	$24,233	$(41,305)	$(16,305)

Sale of 6,000,000 Private Placement Warrants					6,000,000		6,000,000
Fair Value of Public Warrants at issuance					1,610,000		1,610,000
Allocated value of transaction costs to Class A Shares subject to redemption amount					(120,051)		(120,051)
Accretion for Class A ordinary shares subject to redemption amount					(7,514,182)	(11,930,846)	(19,445,028)
Net Income		-	-	-		2,357,270	2,357,270
Balance - September 30, 2024	-	-	7,666,667	$767	$-	$(9,614,881)	$(9,614,114)

(1)	includes 750,000 shares subject to forfeiture if the underwriters' over-allotment option is not exercised

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities
Net income	$2,315,965
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on marketable securities held in Trust Account	(2,627,463)
Formation Costs paid by Sponsor in exchange for issuance of Class B ordinary shares	6,364
Changes in operating assets and liabilities
Increase (decrease) in cash attributable to Prepaid Expense	(385,300)
Increase (decrease) in cash attributable to Accounts Payable	9,500
Net cash used in operating activities	(680,934)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(230,000,000)
Net cash used in financing activities	(230,000,000)
Cash Flows from Financing Activities
Promissory Note - Related Party	260,000
Proceeds from sale of units at gross 230,000,000, net of underwriting discounts paid	226,000,000
Proceeds from sale of Private Placement at gross amount	6,000,000
Repayment of Promissory Note - Related Party	(297,500)
Payment of Offering Costs	(421,480)
Net cash provided by operating financing activities	231,541,020
Net increase in cash	860,086
Cash at beginning of the period	-
Cash at end of the period	$860,086

Supplemental Disclosure of Non-cash for Investing and Financing Activities:
Formation costs and offering costs paid by Sponsor for the issuance of Founder Shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$5,000
Offering costs paid through Notes payable-related party	$37,500
Deferred Underwriter Commissions	$10,950,000

The accompanying notes are an integral part of the condensed financial statements.

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from January 29, 2024 (inception) to September 30, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is SIM Sponsor 1 LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on July 9, 2024. On July 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment option in the amount of 3,000,000 Units at $10.00 per unit which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 6,000,000 warrants (the “Private Placement Warrants”), to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per Private Placement Warrant in a private placement that closed simultaneously with the Initial Public Offering. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share.

Transaction costs amounted to $15,427,616 consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $477,616 of other offering costs.

The Trust Account

Upon consummation of the Initial Public Offering, management placed an aggregate of $230,000,000 of the proceeds from the Units sold in the Initial Public Offering and the proceeds of the private placement of the Private Placement Warrants, in a United States-based trust account (the “Trust Account”) and invested the proceeds in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. The proceeds will be held in this manner until the earlier of (i) the consummation of the Company’s Business Combination (ii) the redemption of any ordinary shares included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum to modify the substance or timing of its obligation to redeem 100% of such ordinary shares if it does not complete the Business Combination within 24 months from the closing of the Initial Public Offering (the “Completion Window”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. There can be no assurance that it will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations and trust administration expenses.

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

Pursuant to the Company’s Memorandum and Articles of Association in effect upon consummation of the Initial Public Offering, if the Company is unable to complete its Business Combination within 24 months from the closing of the Initial Public Offering and such date is not otherwise extended by shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve. The warrants will expire on liquidation of the Trust Account and the holders of warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares will not participate in any redemption distribution with respect to their Founder Shares.

If the Company is unable to complete its Business Combination and expends all of the net proceeds of the Initial Public Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the initial per-share redemption price for ordinary shares was $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in its bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

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

Liquidity and Capital Sources

As of September 30, 2024, the Company had a cash balance of $860,086 and a working capital surplus of $1,055,886. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2024, management has determined that the Company has access to funds from certain of the holders of Founder Shares, and such individuals have the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company in excess of one year. Further, due to the closing of the Initial Public Offering on July 11, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 10, 2024, as well as the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $860,086 in cash and did not have any cash equivalents as of September 30, 2024.

Marketable Securities and Cash Held in Trust Account

At September 30, 2024, the assets held in the Trust Account, amounting to $232,627,463, were held in a money market fund at Morgan Stanley meeting the conditions under Rule 2a-7 under the Investment Company Act.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of expenses and deferred offering costs during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Class A Redeemable	Class A and B Non-Redeemable	Class A Redeemable	Class A and B Non-Redeemable
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$1,722,293	634,977	1,210,618	1,105,347

Denominator:
Weighted-average shares outstanding	20,500,000	7,557,971	7,666,667	7,000,000
Basic and Diluted income per share	$0.08	0.08	0.16	0.16

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of the Public Shares are classified as temporary equity and the allocated proceeds are determined in accordance with FASB ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at July 11, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid (to the extent available) in capital and accumulated deficit.

At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,610,000)
Class A ordinary shares issuance costs	(15,307,565)
Plus:
Accretion of carrying value to redemption value	19,445,028
Class A Ordinary Shares subject to possible redemption	$232,527,463

Warrant Instruments

The Company accounts for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed financial statements.

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

Note 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 6,000,000 warrants at a price of $1.00 per warrant, or $6,000,000 in the aggregate, in a private placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants sold in the initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Business Combination, (ii) are entitled to registration rights and (iii) with respect to the Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the public shares if the Company has not consummated a Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

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

The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Promissory Note – Related Party

On March 8, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of July 11, 2024, the Note was repaid in full at the closing of the Initial Public Offering and the note is no longer accessible.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2024, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

On July 9, 2024, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2024, the Company has paid $30,000 to the affiliate of the Sponsor.

Note 6 – SHAREHOLDERS’ Equity (deficit)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 5).

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares granted to the Company’s three independent directors was $197,998 or $0.99 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

 The underwriters received an underwriting discount of $0.20 per unit (excluding those units sold as part of the underwriters’ over-allotment option), or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters agreed to defer underwriting commissions equal to $0.45 per Unit on Units other than those sold pursuant to the underwriters’ option to purchase additional Units and $0.65 per Unit on units sold pursuant to the underwriters’ option to purchase additional units, or $10,950,000 in the aggregate. Upon completion of our Business Combination, $10,950,000 will be paid to the underwriters from the funds held in the Trust Account. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Fair Value Measurements

At issuance, the fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024:

	September 30, 2024	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities and Cash Held in Trust Account	$232,627,463	$232,627,463	$—	$—

The Public Warrants were valued using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

July 11, 2024
Calculated Share Price	$9.91
Weighted-Average Expected Life of Warrants in Years	2.97
Risk-free rate	4.39%
Pre-Business Combination Annual Volatility	2.0%
Post-Business Combination Annual Volatility	33.0%
Market Pricing Adjustment	19.0%

The Founder Shares issued to the directors and director nominees were valued using a Market Approach. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

April 18, 2024
Discount for probability of failure to complete IPO	$10.0%
Market pricing adjustment	87.0%
Discount for expected forfeiture	15.0%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three and nine months ended September 30, 2024.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to November 14, 2024, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as set forth below.

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

Pursuant to the Amended and Restated Memorandum, if we are unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (or such earlier time as determined by our Board) and such Combination Period is not otherwise extended by shareholders, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve. The Warrants will expire on liquidation of the Trust Account and the holders of Warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares will not participate in any redemption distribution with respect to their Founder Shares.

The SEC has adopted new rules and regulations relating to SPACs, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 29, 2024 (inception) to September 30, 2024 have been organizational activities and those necessary to prepare for and consummate the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $2,357,270 which includes $2,627,463 of interest income earned on the Trust Account, offset by $270,193 of general and administrative costs.

For the nine months ended September 30, 2024, we had net income of $2,315,965 which includes $2,627,463 of interest income earned on the Trust Account, offset by $311,498 of general and administrative costs.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2024, the Company has sufficient funds for its working capital needs until a minimum of one year from the date of issuance of the accompanying financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support. We began incurring these fees on July 9, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of $10,950,000 upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 9, 2024, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated July 9, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, dated July 9, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated July 9, 2024, by and among the Company and certain security holders. (1)
10.3	Private Placement Warrants Purchase Agreement, dated July 9, 2024, by and between the Company and the Sponsor. (1)
10.4	Private Placement Warrants Purchase Agreement, dated July 9, 2024, by and between the Company and Cantor Fitzgerald & Co. (1)
10.5	Letter Agreement, dated July 9, 2024, by and among the Company, its officers and directors, and the Sponsor. (1)
10.6	Administrative Services Agreement, dated July 9, 2024, by and between the Company and SIM Management LP. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2024	SIM ACQUISITION CORP. I

	By:	/s/ David Kutcher
	Name:	David Kutcher
	Title:	Chief Financial Officer
(Principal Financial Officer)