Form 10-Q
period 2025-03-31
SIM Acquisition Corp. I
filed 2025-05-14
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIM ACQUISTION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the three months ended March 31, 2025 and for the period from January 29, 2024 (inception) to March 31, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2025 and for the period from January 29, 2024 (inception) to March 31, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2025 and for the period from January 29, 2024 (inception) to March 31, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“2024 SPAC Rules” are to the rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 11, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

ii

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SIM ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current Assets
Cash	$511,697	$697,085
Prepaid Expenses	78,600	127,200
Total Current Assets	590,297	824,285
Long-term prepaid Expense	180,000	180,000
Cash and Marketable Securities Held in Trust Account	237,787,030	235,322,812
Total Assets	$238,557,327	$236,327,097
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$40,093	$32,609
Total Current Liabilities	40,093	32,609

Long term liabilities
Deferred underwriting payable	10,950,000	10,950,000
Total Long Term Liabilities	10,950,000	10,950,000
Total Liabilities	10,990,093	10,982,609

COMMITMENTS
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.33 and $10.11 per share as of March 31, 2025 and December 31, 2024, respectively	237,687,030	235,222,812

Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $.0001 par value, 500,000,000 shares authorized; none issued or outstanding (Excluding 23,000,000 Class A Ordinary shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	-	-
Class B ordinary shares, $.0001 par value, 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2025 and December 31, 2024	767	767
Accumulated Deficit	(10,120,563)	(9,879,091)
Total Shareholders’ Deficit	(10,119,796)	(9,878,324)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$238,557,327	$236,327,097

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2025	For the period from January 29, 2024 (inception) to March 31, 2024
General and administrative expenses	$(241,472)	$(28,464)
Loss from Operations	(241,472)	(28,464)

Other income
Interest earned on cash and marketable securities held in Trust Account	2,464,218	-
Other income	2,464,218	-
Net income (loss)	$2,222,746	$(28,464)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	-
Basic and diluted net income (loss) per ordinary share, Class A, ordinary shares subject to possible redemption	$0.07	$(0.00)

Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,666,667	6,666,667
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares(1)	$0.07	$(0.01)

(1)	For the period from January 29, 2024 (inception) to March 31,2024 excludes an aggregate of up to 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

AND FOR THE PERIOD FROM JANUARY 29, 2024 (INCEPTION) TO MARCH 31, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	-	$-	7,666,667	$767	$-	$(9,879,091)	$(9,878,324)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,464,218)	(2,464,218)
Net income	-	-	-	-	-	2,222,746	2,222,746
Balance - March 31, 2025	-	$-	7,666,667	$767	$-	$(10,120,563)	$(10,119,796)

Balance - January 29, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to Sponsor (1)	-	-	7,666,667	767	24,233	-	25,000
Net loss	-	-	-	-	-	(28,464)	(28,464)
Balance - March 31, 2024	-	$-	7,666,667	$767	$24,233	$(28,464)	$(3,464)

(1)	This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2025	For the period from January 29, 2024 (inception) to March 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$2,222,746	$(28,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on cash and marketable securities held in Trust Account	(2,464,218)	-
Formation Costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	6,364
Changes in operating assets and liabilities
Increase (decrease) in cash attributable to Prepaid Expense	48,600	-
Increase (decrease) in cash attributable to Accounts Payable and Accrued Expenses	7,484	22,100
Net cash used in operating activities	(185,388)	-
Net decrease in cash	(185,388)	-
Cash at beginning of the period	697,085	-
Cash at end of the period	$511,697	$-

Supplemental Disclosure of Non-cash for Investing and Financing Activities:
Formation costs and offering costs paid by Sponsor for the issuance of Founder Shares	$-	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$-	$5,000
Offering costs paid through notes payable-related party	$-	$37,500

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from inception to March 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below) and the search for a prospective target for its Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is SIM Sponsor 1 LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on July 9, 2024. On July 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment option in the amount of 3,000,000 Units at $10.00 per unit which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 6,000,000 warrants (the “Private Placement Warrants”), to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per Private Placement Warrant in a private placement that closed simultaneously with the Initial Public Offering. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. Transaction costs amounted to $15,427,616, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $477,616 of other offering costs.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in this offering (“Public Shares”) in the Initial Public Offering (“Public Shareholders”) with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 5) will agree to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Initial Public Offering.

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

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

Liquidity and Capital Sources

As of March 31, 2025 and December 31, 2024, the Company had a cash balance of $511,697 and $697,085 and a working capital surplus of $550,204 and $791,676, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, management has determined that the Company has access to funds from certain of the holders of Founder Shares (as defined in Note 5), and such individuals have the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company in excess of one year. Further, due to the closing of the Initial Public Offering on July 11, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful or that additional funds from holders of its Founder Shares will be available on attractive terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 10, 2024, the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024, and the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of future performance.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $511,697 in cash and did not have any cash equivalents as of March 31, 2025. As of December 31, 2024, the Company had $697,085 in cash and did not have any cash equivalents.

Marketable Securities and Cash Held in Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $237,787,030 and $235,322,812, respectively, were held in a money market fund at Morgan Stanley that consist entirely of United States Treasury securities and meet the conditions under Rule 2a-7 under the Investment Company Act.

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A,“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of expenses and deferred offering costs during the reporting period.

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

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholders in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the period from January 29, 2024 (inception) to
	March 31, 2025		March 31, 2024
	Class A Redeemable	Class B Non-Redeemable	Class A Redeemable	Class B Non-Redeemable (1)
Basic and Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,667,059	555,687	-	(28,464)

Denominator:
Weighted-average shares outstanding	23,000,000	7,666,667	-	6,666,667
Basic and Diluted income (loss) per share	$0.07	0.07		(0.01)

(1)

March 31, 2024 excludes 1,000,000 Class B Ordinary Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters. On July 11, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture (Note 7).

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of the Public Shares are classified as temporary equity and the allocated proceeds are determined in accordance with FASB ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at July 11, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,610,000)
Class A ordinary shares issuance costs	(15,307,565)
Plus:
Accretion of carrying value to redemption value	22,140,377
Class A Ordinary Shares subject to possible redemption, December 31, 2024	235,222,812
Plus:
Accretion of carrying value to redemption value	2,464,218
Class A Ordinary Shares subject to possible redemption, March 31, 2025 (Unaudited)	$237,687,030

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

Note 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 6,000,000 warrants at a price of $1.00 per warrant, or $6,000,000 in the aggregate, in a private placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 2,000,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants sold in the initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Business Combination, (ii) are entitled to registration rights and (iii) with respect to the Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the public shares if the Company has not consummated a Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

Note 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On January 29, 2024, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the Company’s initial shareholders holding an aggregate of 7,666,667 Founder Shares. All share and per share data have been restated to reflect this change.

In April 2024, the Sponsor transferred 50,000 Founder Shares to each of the Company’s three independent directors for an aggregate of 150,000 Founder Shares, at a price of $0.003 per share. In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the Company’s directors holding an aggregate of 199,998 Founder Shares, or 66,666 each.

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Private Placement Warrants

The Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6.0 million in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

On July 9, 2024, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2025 and December 31, 2024, the Company has paid $30,000 and $60,000, respectively, to the affiliate of the Sponsor.

Note 6 – SHAREHOLDERS’ deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 5).

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

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares granted to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025:

	March 31, 2025	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities Held in Trust Account	$237,787,030	$237,787,030	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024:

	December 31, 2024	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities Held in Trust Account	$235,322,812	$235,322,812	$—	$—

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

The Founder Shares issued to the directors and director nominees were valued using a Market Approach Methodology. The following table presents the quantitative information regarding market assumptions used in the Founder Shares valuation:

April 18, 2024
Discount for probability of failure to complete IPO	$10.0%
Market pricing adjustment	87.0%
Discount for expected forfeiture	15.0%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three months ended March 31, 2025 or for the period from January 29 (inception) to December 31, 2024.

Note 9 – SEGMENT INFORMATION

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

	For the Three Months Ended March 31, 2025	For the Period from January 29, 2024 (inception) to March 31, 2024
General and administrative expenses	$241,472	$28,464
Interest earned on cash and marketable securities held in Trust Account	2,464,218	-

The key measures of segment profit or loss reviewed by the CODM are interest earned on cash and marketable securities held in the Trust Account and operating and formation costs. The CODM reviews interest earned on cash and marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to May 15, 2025, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Pursuant to the Amended and Restated Memorandum, if we are unable to complete the initial Business Combination by July 11, 2026 (24 months from the closing of the Initial Public Offering) (or such earlier time as determined by our Board) and such Combination Period is not otherwise extended by shareholders, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve. The Warrants will expire on liquidation of the Trust Account and the holders of Warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares will not participate in any redemption distribution with respect to their Founder Shares.

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2025 have been organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash and cash equivalents subsequent to the Initial Public Offering, and have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $2,222,746 which includes $2,464,218 of interest income earned on the Trust Account, offset by $241,472 of general and administrative costs. For the period from January 29, 2024 (inception) to March 31, 2024, we had a net loss of $28,464, which consists entirely of general and administrative expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Prior to the completion of our initial Business Combination, we will have available to us the approximately $1,500,000 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company has sufficient funds for its working capital needs until a minimum of one year from the date of issuance of the accompanying financial statements. The Company cannot assure that its plans to consummate a Business Combination will be successful.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2025 and December 31, 2024, we did not have any critical accounting estimates to be disclosed.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement, (ii) our Quarterly Report on Form 10-Q for the period ended March 31, 2024 and (iii) our 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor, with each Private Placement Warrant exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate (irrespective of the underwriters’ exercise of the over-allotment option). Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on August 23, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Dated: May 14, 2025	SIM ACQUISITION CORP. I

	By:	/s/ David Kutcher
	Name:	David Kutcher
	Title:	Chief Financial Officer
(Principal Financial Officer)