Form 10-Q
period 2025-09-30
SIM Acquisition Corp. I
filed 2025-11-13
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-42164

SIM Acquisition Corp. I

(Exact name of registrant as specified in its charter)

Cayman Islands	35-2838851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16690 Collins Ave, Suite 1001 Sunny Isles Beach, Florida	33160
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2025, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIM ACQUISTION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and for the period from January 29, 2024 (inception) to September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 and for the period from January 29, 2024 (inception) to September 30, 2024 and for the three months ended September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from January 29, 2024 (inception) to September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	23

SIGNATURES		24

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 11, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

ii

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SIM ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(UNAUDITED)
Current Assets
Cash	$169,145	$697,085
Prepaid Expenses	165,000	127,200
Total Current Assets	334,145	824,285
Long-term prepaid expense	-	180,000
Marketable Securities Held in Trust Account	242,776,293	235,322,812
Total Assets	$243,110,438	$236,327,097
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$43,487	$32,609
Total Current Liabilities	43,487	32,609

Long term liabilities
Deferred underwriting payable	10,950,000	10,950,000
Total Long Term Liabilities	10,950,000	10,950,000
Total Liabilities	10,993,487	10,982,609

COMMITMENTS
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.55 and $10.11 per share as of September 30, 2025 and December 31, 2024, respectively	242,676,293	235,222,812

Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $.0001 par value, 500,000,000 shares authorized; none issued or outstanding (Excluding 23,000,000 Class A Ordinary shares to possible redemption) as of September 30, 2025 and December 31, 2024	-	-
Class B ordinary shares, $.0001 par value, 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024	767	767
Accumulated Deficit	(10,560,109)	(9,879,091)
Total Shareholders’ Deficit	(10,559,342)	(9,878,324)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$243,110,438	$236,327,097

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 29, 2024 (inception) to September 30,
	2025	2024	2025	2024
General and administrative expenses	$(258,011)	$(270,193)	$(681,018)	$(311,498)
Loss from Operations	(258,011)	(270,193)	(681,018)	(311,498)

Other income
Interest earned on cash and marketable securities held in Trust Account	2,510,176	2,627,463	7,453,481	2,627,463
Other income	2,510,176	2,627,463	7,453,481	2,627,463

Net income	$2,252,165	$2,357,270	$6,772,463	$2,315,965

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	20,500,000	23,000,000	7,666,667
Basic and diluted net income per ordinary share, Class A, ordinary shares subject to possible redemption	$0.07	$0.08	$0.22	$0.16

Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,666,667	7,557,971	7,666,667	7,000,000
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.07	$0.08	$0.22	$0.16

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JANUARY 29 (INCEPTION) TO SEPTEMBER 30, 2024 AND

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit	Deficit
Balance - January 1, 2025	-	$-	7,666,667	$767	$-	$(9,879,091)	$(9,878,324)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,464,218)	$(2,464,218)
Net Income	-	-	-	-	-	2,222,746	2,222,746
Balance - March 31, 2025	-	$-	$7,666,667	$767	$-	$(10,120,563)	$(10,119,796)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,479,087)	(2,479,087)
Net Income	-	-	-	-	-	2,297,552	2,297,552
Balance - June 30, 2025	-	$-	$7,666,667	$767	$-	$(10,302,098)	$(10,301,331)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,510,176)	(2,510,176)
Net Income	-	-	-	-	-	2,252,165	2,252,165
Balance - September 30, 2025	-	$-	7,666,667	$767	$-	$(10,560,109)	$(10,559,342)

Balance - January 29, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to Sponsor (1)	-	-	7,666,667	767	24,233	-	25,000
Net Loss	-	-	-	-	-	(41,305)	(41,305)
Balance - June 30, 2024	-	$-	7,666,667	$767	$24,233	$(41,305)	$(16,305)
Sale of 6,000,000 Private Placement Warrants	-	-	-	-	6,000,000	-	6,000,000
Fair Value of Public Warrants at issuance	-	-	-	-	1,610,000	-	1,610,000
Allocated value of transaction costs to Class A Shares subject to redemption amount	-	-	-	-	(120,051)	-	(120,051)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(7,514,182)	(11,930,846)	(19,445,028)
Net Income	-	-	-	-	-	2,357,270	2,357,270
Balance - September 30, 2024	-	$-	7,666,667	$767	$-	$(9,614,881)	$(9,614,114)

(1)	This number includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 founder shares (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All share and per share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2025	For the period from January 29, 2024 (inception) to September 30, 2024
Cash Flows from Operating Activities
Net income	$6,772,463	$2,315,965
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on cash and marketable securities held in Trust Account	(7,453,481)	(2,627,463)
Formation Costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	6,364
Change in deferred operating costs	-	-
Changes in operating assets and liabilities
Increase in cash attributable to Prepaid Expense	142,200	(385,300)
Increase in cash attributable to Accounts Payable and Accrued Expenses	10,878	9,500
Net cash used in operating activities	(527,940)	(680,934)
Cash Flows from Investing Activities
Investment of Cash in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)
Cash Flows from Financing Activities
Promissory note - related party	-	260,000
Proceeds from sale of units 23,000,000, net of underwriting discounts paid	-	226,000,000
Proceeds from sale of Private Placement at gross amount	-	6,000,000
Repayment of Promissory Note - Related Party	-	(297,500)
Payment of Offering Costs	-	(421,480)
Net cash provided by financing activities	-	231,541,020
Net increase (decrease) in cash	(527,940)	860,086
Cash at beginning of the period	697,085	-
Cash at end of the period	$169,145	$860,086

Supplemental Disclosure of Non-cash for Investing and Financing Activities:
Formation costs and offering costs paid by Sponsor for the issuance of Founder Shares	$-	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$-	$5,000
Offering costs paid through Notes payable-related party	$-	$37,500
Deferred Underwriter Commissions	$-	$10,950,000

The accompanying notes are an integral part of the condensed financial statements.

SIM ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from inception to September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below) and the search for a prospective target for its Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity and Capital Sources and Going Concern

As of September 30, 2025 and December 31, 2024, the Company had a cash balance of $169,145 and $697,085 and a working capital surplus of $290,658 and $791,676, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. It is uncertain that the company will be able to consummate a Business Combination by July 11, 2026. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2026. In addition, the Company’s cash balance does not exceed its current budgeted operating requirements, and management has concluded that this indicates the Company will not have sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 10, 2024, the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024, and the Company’s Annual Report on Form 10-K for the period ended December 31, 2024. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of future performance.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $169,145 in cash and did not have any cash equivalents as of September 30, 2025. As of December 31, 2024, the Company had $697,085 in cash and did not have any cash equivalents.

Marketable Securities and Cash Held in Trust Account

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $242,776,293 and $235,322,812, respectively, were held in a money market fund at Morgan Stanley that consist entirely of United States Treasury securities and meet the conditions under Rule 2a-7 under the Investment Company Act.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended September 30, 2025		For the nine months ended September 30, 2025
	Class A Redeemable	Class B Non-Redeemable	Class A Redeemable	Class B Non-Redeemable
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$1,689,124	$563,041	$5,079,347	$1,693,116

Denominator:
Weighted-average shares outstanding	23,000,000	7,666,667	23,000,000	7,666,667
Basic and Diluted income per share	$0.07	$0.07	$0.22	$0.22

	For the three months ended September 30, 2024		For the period from January 29, 2024 (inception) to September 30, 2024
	Class A Redeemable	Class B Non-Redeemable	Class A Redeemable	Class B Non-Redeemable
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$1,722,293	$634,977	$1,210,618	$1,105,347

Denominator:
Weighted-average shares outstanding	20,500,000	7,557,971	7,666,667	7,000,000
Basic and Diluted income per share	$0.08	$0.08	$0.16	$0.16

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

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

At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,610,000)
Class A ordinary shares issuance costs	(15,307,565)
Plus:
Accretion of carrying value to redemption value	22,140,377
Class A Ordinary Shares subject to possible redemption, December 31, 2024	235,222,812
Plus:
Accretion of carrying value to redemption value	7,453,481
Class A Ordinary Shares subject to possible redemption, September 30, 2025 (Unaudited)	$242,676,293

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

On September 4, 2025, Jannine Grasso resigned as a director of the board of directors (the “Board”) of the Company, and as a member of the audit and compensation committees of the Board, effective immediately. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

On July 9, 2024, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2025 and December 31, 2024, the Company has paid $90,000 and $60,000, respectively, to the affiliate of the Sponsor.

Note 6 – SHAREHOLDERS’ deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 5).

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

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares granted to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. On September 4, 2025, Jannine Grasso resigned as a director of the Board of the Company, and as a member of the audit and compensation committees of the Board, effective immediately. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

Warrants — As of September 30, 2025 and December 31, 2024 there were 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the public warrant agreement.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025:

	September 30, 2025	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities Held in Trust Account	$242,776,293	$242,776,293	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024:

	December 31, 2024	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities Held in Trust Account	$235,322,812	$235,322,812	$—	$—

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three and nine months ended September 30, 2025 or for the period from January 29, 2024 (inception) to December 31, 2024.

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

	For the Nine Months Ended September 30, 2025	For the Period from January 29, 2024 (inception) to September 30, 2024
General and administrative expenses	$681,018	$311,498
Interest earned on cash and marketable securities held in Trust Account	7,453,481	2,627,463

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

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to November 13, 2025, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash and cash equivalents subsequent to the Initial Public Offering, and have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,252,165 which includes $2,510,176 of interest income earned on the Trust Account, offset by $258,011 of general and administrative costs. For the three months ended September 30, 2024, we had net income of $2,357,270 which includes $2,627,463 of interest earned on the Trust Account, offset by $270,193 of general and administrative costs.

For the nine months ended September 30, 2025, we had net income of $6,772,463 which includes $7,453,481 of interest income earned on the Trust Account, offset by $681,018 of general and administrative costs. For the period from January 29, 2024 (inception) to September 30, 2024, we had net income of $2,315,965 which includes $2,627,463 of interest earned on the Trust Account, offset by $311,498 of general and administrative costs.

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

We have until July 11, 2026 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. In addition, the Company’s cash balance does not exceed its current budgeted operating requirements, and management has concluded that this indicates the Company will not have sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025 and December 31, 2024, we did not have any critical accounting estimates to be disclosed.

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

Item 1A. Risk Factors and Going Concern.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement, (ii) our Quarterly Reports on Form 10-Q for the periods ended June 30, 2025, March 31, 2025, and March 31, 2024 and (iii) our 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2025	SIM ACQUISITION CORP. I

	By:	/s/ David Kutcher
	Name:	David Kutcher
	Title:	Chief Financial Officer
(Principal Financial Officer)