Form 10-K
period 2025-12-31
SIM Acquisition Corp. I
filed 2026-03-27
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42164

SIM Acquisition Corp. I

(Exact name of registrant as specified in its charter)

Cayman Islands	35-2838851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Fifth Avenue, 22nd Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 746-2001

78 SW 7th Street, Suite 500, Miami, Florida

(Former name or former address, if changed since last report)

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $239,660,000.

As of March 27, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“2024 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on August 23, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 9, 2024, which we entered into with an affiliate of our Sponsor (as defined below), and was terminated on January 28, 2026;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to July 11, 2026, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Initial Shareholders prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination or (ii) earlier at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 29, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated July 9, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“Nasdaq 36-Month Requirement” are to the Nasdaq requirement that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“New Administrative Service Agreement” are to the Administrative Services Agreement, dated March 18, 2026, which we entered into with an affiliate of our Sponsor;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option from the date of the prospectus for the Initial Public Offering of the underwriters of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover any over-allotments, which was fully exercised by the underwriters upon the closing of the IPO;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders, Management Team, and advisors to the extent our Initial Shareholders. the members of our Management Team, and/or advisors purchase Public Shares, provided that each Initial Shareholder’s, member of our Management Team’s, and advisor’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 9, 2024, which we entered into with the Sponsor and Cantor;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SIM” are to Sauvegarder Investment Management, Inc., a multi-strategy investment firm dedicated to intellectual property-related financing and monetization opportunities, that is affiliated with our Sponsor.

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 9, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We have not selected any Business Combination target. We may pursue a Business Combination in any business or industry but are focused on companies in the healthcare industry.

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

Sponsor Acquisition

On January 28, 2026, certain accredited investors (the “Buyers”) acquired all of the membership interests in the Sponsor owned by the non-managing members of the Sponsor pursuant to a securities purchase agreement. Simultaneously with such transaction, the Buyers also acquired all of the membership interests of Conroy Partners LLC, the managing member of the Sponsor, pursuant to a member interest purchase agreement. As a result of the foregoing transactions, the Buyers own all of the membership interests in the Sponsor. The Sponsor also acquired from Cantor 2,000,000 private placement warrants of the Company owned by Cantor pursuant to a securities purchase agreement.

In connection with the consummation of transactions contemplated above (the “Sponsor Acquisition”), on January 28, 2026, Erich Spangenberg resigned as the Chairman of the Board and as our Chief Executive Officer, effective as of the closing of the Sponsor Acquisition. Delos M. Cosgrove, MD and Vincent Capone resigned as directors of the Board and as members of audit and compensation committees of the Board, effective as of the closing of the Sponsor Acquisition.

On January 28, 2026, in connection with the Sponsor Acquisition, Christopher Devall was appointed as our Chief Executive Officer. In addition, Anthony Hayes (as Chairman), Jarrett Gorlin, Matthew Saker, and Kyle Haug (the “Designees”) were appointed to serve as our Board of Directors, which changes became effective on March 7, 2026, ten (10) days after the filing of this Information Statement with the SEC and the mailing of this Information Statement to the holders of record of our Ordinary Shares as of the close of business on the Record Date (the “Director and Officer Handover Date”).

Underwriter Fee Reduction Agreement

On January 28, 2026, we and the Sponsor entered into a fee reduction agreement (the “Fee Reduction Agreement”) with Cantor, as representative of the several underwriters for our initial public offering consummated on July 11, 2024.

Pursuant to the underwriting agreement dated July 9, 2024 (the “Underwriting Agreement”), Cantor was previously entitled to receive deferred underwriting commissions in the aggregate amount of $10,950,000 (the “Original Deferred Fee”) upon the consummation of the Company’s initial business combination. Pursuant to the Fee Reduction Agreement, and subject to the consummation of a business combination, Cantor has instead agreed to receive, in lieu of the Original Deferred Fee, a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from our trust account upon the closing of our initial business combination (the “Reduced Deferred Fee”).

The Reduced Deferred Fee will be payable upon the closing of our initial business combination. If we (or its successor) fail to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require the Company to pay the full amount of the Original Deferred Fee in cash.

In addition, if we or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed business combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

Administrative Services Agreements

On January 28, 2026, the Administrative Services Agreement, dated July 9, 2024, by and between us and SIM Management LP, an affiliate of the Sponsor, was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, we and Dominari Holdings Inc. (“Dominari”) entered into an administrative services agreement pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000 per month (the “New Administrative Services Agreement”).

Promissory Note with Sponsor

On March 18, 2026, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor (the “2026 Note”). Pursuant to the 2026 Note, the interest rate is 12% per annum, based on actual days / 360 and there is a 5.0% original issue discount (OID). The 2026 Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation.

Management Team

It is the job of our Sponsor and Management to complete our initial Business Combination. Our Management is led by Anthony Hayes, our Chairman, Christopher Devall, our Chief Executive Officer, and David Kutcher, our Chief Financial Officer and Director, who have many years of experience in investing across asset classes and structures. We must complete our initial Business Combination by July 11, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless we obtain shareholder approval to extend the Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account.

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

Affiliates of Our Officers and Directors

Members of our management include the management of both Dominari Holdings Inc. (NASDAQ: DOMH) (“DOMH”) and Sauvegarder Investment Management, Inc. (“SIM IP”). DOMH is a diversified holding company with interests spanning financial services, insurance and emerging growth sectors and SIM IP is a multi-strategy investment firm dedicated to intellectual property-related financing and investment opportunities including structured senior debt, structured equity, and high-value licensing and monetization campaigns.

We utilize these platforms to provide access to deal prospects, and networks and we further utilize DOMH to aid in the identification, diligence, and operational support of a target for the initial Business Combination. Management maintains an extensive network of relationships that we believe provide us with a distinct advantage for sourcing opportunities and ultimately creating value for shareholders.

The past performance of our Management Team, DOMH, SIM IP, or their respective subsidiaries and affiliates is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. You should not rely on the historical record of our Management Team’s or their respective affiliates’ performance as indicative of our future performance.

Business Strategy

Prior to the Sponsor Acquisition, we were largely focused on healthcare-related opportunities. Since the Sponsor Acquisition, our strategy has changed.

Our new objective is to target businesses that are not only well-positioned for long-term, sustainable growth, but also deeply aligned with the advancement of U.S. industrial capacity, technological leadership and innovation, and economic resilience. The core focus will be on companies headquartered or primarily operating in the United States that play a meaningful role in revitalizing domestic manufacturing, expanding innovation ecosystems, and strengthening critical supply chains. Through this strategy, we are aiming to generate long-term value while reinforcing America’s economic foundation and global competitiveness.

We will leverage our robust network and our management team’s comprehensive industry relationships to generate a pipeline of compelling business combination opportunities. Our management team in collaboration with DOMH, SIM IP and their respective affiliates, bring substantial expertise and will leverage their networks and comprehensive industry relationships to generate a pipeline of compelling business combination opportunities. Our management team brings its expertise in:

●	identifying, structuring, and executing strategic business acquisitions and divestitures;

●	successfully closing transactions in varying economic climates and market conditions;

●	cultivating and maintaining relationships with business owners, institutional investors, and executive leadership teams in the United States;

●	orchestrating complex transaction negotiations across diverse business environments;

●	securing strategic capital partnerships and navigating financial markets;

●	providing operational leadership, developing effective corporate strategies, and attracting and developing exceptional talent;

●	implementing post-acquisition integration strategies and synergy realization plans; and

●	driving sustainable growth through strategic initiatives, operational improvements, and calculated geographic and product line expansions.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on opportunities headquartered and operating primarily in the United States with a strong foundation for domestic growth.

Our core focus will be on companies headquartered or primarily operating in the United States that play a meaningful role in revitalizing domestic manufacturing, expanding innovation ecosystems, and strengthening critical supply chains, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet any of the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

Seasoned Board of Directors with Extensive Industry Experience and Networks

We have assembled a distinguished and actively engaged group of directors and advisors who bring a wealth of experience across public company governance, executive leadership, operational oversight, and capital markets execution. Collectively, they have served as directors, principal officers, and strategic advisors for numerous publicly listed and privately held companies, across a diverse range of industries and market cycles. Our team possesses deep transactional expertise in mergers and acquisitions, divestitures, corporate restructuring, and strategic growth planning. They also bring specialized domain knowledge in sectors core to our investment thesis. In addition to their operational and governance capabilities, our board of directors and advisors maintain broad, high-level networks spanning corporate leadership, private equity, institutional investors, and strategic industry stakeholders. These relationships extend across verticals and into key areas of policymaking and capital formation, giving us access to deal flow, proprietary intelligence, and strategic partners. Their connectivity to industry leaders, founders, and decision-makers positions us to source high-quality opportunities, perform deep diligence and add tangible value post-combination. We believe the collective expertise, reputational capital and relational networks of our leadership significantly enhance our positioning as a competitive and credible merger partner — one capable not only of identifying exceptional targets but also of accelerating their success in the public markets.

Proprietary Deal Flow Optimized for SPAC Transactions

Our principals and affiliates, through their roles at their respective firms and affiliates, have established a broad, high-level network spanning corporate leadership, private equity, institutional investors, and strategic industry stakeholders. Their connectivity to industry leaders, founders, and decision-makers positions us to source high-quality opportunities. Our deal sourcing methodology combines quantitative screening with qualitative assessment to identify businesses with the optimal characteristics for successful SPAC transactions: strong growth profiles, defensible market positions, experienced management teams, and clear paths to value creation in the public markets. We believe this access to premium deal flow positions us as a preferred partner for high-quality acquisition targets.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers and inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Members of our Management Team and our independent directors directly or indirectly may own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

Financial Position

With funds available for a Business Combination in the amount of approximately $245.1 million (as of December 31, 2025, before the deferred underwriting commissions to be paid to the underwriters of the Initial Public Offering and taxes payable), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We have not selected any Business Combination target and we may pursue an initial Business Combination in any business, industry or geography. Prior to the Sponsor Acquisition, we were focused on companies in the healthcare industry. Since the Sponsor Acquisition, we have been focused on target businesses that are not only well-positioned for long-term, sustainable growth, but also deeply aligned with the advancement of U.S. industrial capacity, technological leadership and innovation, and economic resilience. The core focus will be on companies headquartered or primarily operating in the United States that play a meaningful role in revitalizing domestic manufacturing, expanding innovation ecosystems, and strengthening critical supply chains. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our Management Team assesses the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Other than the 2026 Note, at this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may engage professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account was approximately $10.59 per Public Share, as of December 31, 2025. The per share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $65,427 of proceeds held outside the Trust Account as of December 31, 2025, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.59, as of December 31, 2025 (before taxes payable and up to $100,000 of interest income to pay dissolution expenses). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than approximately $10.59. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $65,427, as of December 31, 2025, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Employees

We currently have two officers: Mr. Devall and Mr. Kutcher. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval, in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or our prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Initial Shareholders and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, Initial Shareholders, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond July 11, 2026 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if our initial Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For more detailed descriptions of these and other risks relating to our Company,, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2025, June 30, 2025, March 31, 2025 and March 31, 2024, as filed with the SEC on August 14, 2025, May 14, 2025 and August 23, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 725 Fifth Avenue, 22nd Floor, New York, New York 10022, and our telephone number is (833) 746-2001. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the New Administrative Services Agreement. We consider our current office space adequate for our current operations.

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

On March 27, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares and three holders of record of our Warrants.

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

Simultaneously with the closing of the Initial Public Offering, and pursuant to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively, we completed the private sale of an aggregate of 6,000,000 warrants to the Sponsor and Cantor at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed herein. No underwriting discounts or commissions were paid with respect to the Private Placement. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Recent Developments

Sponsor Acquisition

On January 28, 2026, the Buyers acquired all of the membership interests in the Sponsor owned by the non-managing members of the Sponsor pursuant to a securities purchase agreement. Simultaneously with such transaction, the Buyers also acquired all of the membership interests of Conroy Partners LLC, the managing member of the Sponsor, pursuant to a member interest purchase agreement. As a result of the foregoing transactions, the Buyers own all of the membership interests in the Sponsor. The Sponsor also acquired from Cantor 2,000,000 private placement warrants of the Company owned by Cantor pursuant to a securities purchase agreement.

In connection with the consummation of the Sponsor Acquisition, on January 28, 2026, Erich Spangenberg resigned as the Chairman of the Board and as the Chief Executive Officer of the Company, effective as of the closing of the Sponsor Acquisition. Delos M. Cosgrove, MD and Vincent Capone resigned as directors of the Board and as members of audit and compensation committees of the Board, effective as of the closing of the Sponsor Acquisition.

On January 28, 2026, in connection with the Sponsor Acquisition, Christopher Devall was appointed as Chief Executive Officer of the Company. In addition, Anthony Hayes (as Chairman), Jarrett Gorlin, Matthew Saker, and Kyle Haug were appointed to serve as our Board of Directors, which changes became effective on March 7, 2026.

Underwriter Fee Reduction Agreement

On January 28, 2026, we and the Sponsor entered into the Fee Reduction Agreement with Cantor, as representative of the several underwriters for our initial public offering consummated on July 11, 2024.

Pursuant to the Underwriting Agreement, Cantor was previously entitled to receive the Original Deferred Fee upon the consummation of our initial business combination. Pursuant to the Fee Reduction Agreement, and subject to the consummation of a business combination, Cantor has instead agreed to receive, the Reduced Deferred Fee.

The Reduced Deferred Fee will be payable upon the closing of our initial business combination. If we (or our successor) fail to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require us to pay the full amount of the Original Deferred Fee in cash.

In addition, if we or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed business combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

Administrative Services Agreements

On January 28, 2026, the Administrative Services Agreement, dated July 9, 2024, by and between us and SIM Management LP, an affiliate of the Sponsor, was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, the Company and Dominari Holdings Inc. entered into an administrative services agreement pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000 per month. Mr. Hayes is the Chief Executive Officer of Dominari.

Promissory Note with Sponsor

On March 18, 2026, the Company entered into the 2026 Note. Pursuant to the 2026 Note, the interest rate is 12% per annum, based on actual days / 360 and there is a 5.0% original issue discount (OID). The 2026 Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash and cash equivalents subsequent to the Initial Public Offering, and incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $8,789,649, which includes $9,795,490 of interest income earned on the Trust Account, offset by $1,005,841 of general and administrative costs.

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

We have available to us approximately $65,427 of proceeds held outside the Trust Account, as of December 31, 2025. In addition, on March 18, 2026, we entered into the 2026 Note, providing us access to up to an additional $1.5 million. We expect to continue to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender, or on such other terms as may be approved by the Board, and shareholders, if required pursuant to applicable law. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have until July 11, 2026 to consummate a Business Combination, unless extended by amending our Amended and Restated Memorandum. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” as of December 31, 2025, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. In addition, the Company’s cash balance does not exceed its current budgeted operating requirements, and management has concluded that this indicates the Company will not have sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued.

Other than the 2026 Note, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

On January 28, 2026, we and the Sponsor entered into the Fee Reduction Agreement with Cantor, as representative of the several underwriters for our initial public offering consummated on July 11, 2024.

Pursuant to the Underwriting Agreement, Cantor was previously entitled to receive the Original Deferred Fee upon the consummation of our initial business combination. Pursuant to the Fee Reduction Agreement, and subject to the consummation of a business combination, Cantor has instead agreed to receive, in lieu of the Original Deferred Fee, a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from our trust account upon the closing of our initial business combination.

The Reduced Deferred Fee will be payable upon the closing of our initial business combination. If we (or its successor) fail to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require the Company to pay the full amount of the Original Deferred Fee in cash.

In addition, if we or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed business combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

In addition, if the Company or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed business combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

Administrative Services Agreement

Commencing on July 10, 2024, and terminated on January 28, 2026, we paid an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. Under the Administrative Services Agreement, there was $110,000 incurred and paid for the year ending December 31, 2025.

On January 28, 2026, the Administrative Services Agreement, dated July 9, 2024, by and between the Company and SIM Management LP, an affiliate of the Sponsor, was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, the Company and Dominari Holdings Inc. entered into an administrative services agreement pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000 per month. Mr. Hayes is the Chief Executive Officer of Dominari.

Promissory Note with Sponsor

Also on March 18, 2026 the Company entered into the 2026 Note. Pursuant to the 2026 Note, the interest rate is 12% per annum, based on actual days / 360 and there is a 5.0% original issue discount (OID). The 2026 Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation.

Critical Accounting Estimates

The preparation of the audited financial statements contained elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Christopher Devall	44	Chief Executive Officer (Principal Executive Officer)
David Kutcher	43	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Anthony Hayes	58	Chairman of Board
Jarett Gorlin	50	Director
Matthew J. Saker	62	Director
Kyle Haug	43	Director

The experience of our directors and executive officers is as follows:

Christopher Devall has served as our Chief Executive Officer since January 2026 and has served as the Chief Operating Officer of Dominari Holdings Inc. (NASDAQ: DOMH) since January 2023. Dominari Holdings is a holding company that, through its various subsidiaries, is currently engaged in wealth management, investment banking, sales and trading and asset management. Mr. Devall has served as the President of American Ventures Acquisition Corp. I since February 2026. Prior to his role as COO of Dominari, Mr. Devall served as Dominari Holdings’ Vice President of Operations from July 2022 to January 2023 and was a member of its advisory board from April 2022 to June 2022. Mr. Devall served as senior operations department head in the Department of Defense from February 2019 to June 2022, and as a senior operations department manager from April 2016 to January 2019. Mr. Devall is also a member of the Board of Directors of Dominari Securities LLC (a subsidiary of DOMH) and The Forge Christian Ministries and Secretary of the Dominari Charitable Foundation. Mr. Devall is a retired military veteran and holds a Master of Business Administration from the University of Virginia Darden School of Business and a B.S. in Strategic Studies and Defense Analysis from Norwich University. Mr. Devall holds Series 7, 66, and 24 licenses.

David Kutcher, our Chief Financial Officer and Director since our inception, is also a Director, President, Chief Financial Officer and Co-Founder of Sauvegarder Investment Management, Inc. (“SIM IP”) since its inception. SIM IP is focused on intellectual property-based financing, investment and monetization opportunities and invests across IP as an asset class and across jurisdictions. Since February 2026, Mr. Kutcher has served as the Chief Financial Officer of American Ventures Acquisition Corp. I. Prior to SIM IP, he was a Venture Partner with Corner Ventures from March 2020 to January 2023, where he focused on later-stage investments and public markets. He also served as Chief Investment Officer of Corner Growth Acquisition Corp. (NASDAQ: COOL) from December 2020 to August 2024 and Chief Investment Officer of Corner Growth Acquisition Corp. 2 (NASDAQ: TRON) from June 2021 to August 2024. From 2016 to 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York-based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher was also the interim chief financial officer for Immunome (NASDAQ: IMNM), a Broadband Capital portfolio company, from June 2016 through March 2018. Mr. Kutcher had a significant role in assisting special purpose acquisition companies through their initial public offering and Business Combination processes, including Committed Capital Acquisition Corporation, which acquired One Group Hospitality, Inc. (NASDAQ: STKS) in October 2013 and was controlled by Broadband Capital principals and Spectral AI (NASDAQ: MDAI). Mr. Kutcher started his career as a mergers and acquisitions and capital markets attorney with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland). Mr. Kutcher’s significant investment and SPAC-related experience make him well qualified to serve on our Board of Directors.

Anthony Hayes has served as our Director since March 2026 and has served as the Chief Executive Officer and Chairman of the Board at Dominari Holdings Inc. (NASDAQ: DOMH) since September 2013. Dominari Holdings Inc. is a diversified holding company with interests spanning financial services, insurance and emerging growth sectors. Mr. Hayes has served as a board member and Chief Executive Officer of American Ventures Acquisition Corp. I since February 2026. Before his role at Dominari, Mr. Hayes was a partner at Nelson Mullins, an Am Law 100 law firm, from May 1999 to March 2010. His legal expertise and business acumen have been recognized through various accolades including by President George W. Bush who gave Mr. Hayes special recognition for creating the Wills for Heroes program, a national 501(c)(3), in response to the September 11 attacks (willsforheroes.com), and his work, “Avoiding the Post-Crisis Crisis: How to Prevent Post-Crisis Donation for Victims from Leading to Litigation”, was published in the ICMA Journal (ICMA Journal, January/February 2008). Other honors include IAM IP Personality of 2013, American Board of Trial Advocates Young Lawyer of the Year and “20 Under 40” in Columbia, South Carolina. Mr. Hayes received a Juris Doctor from Tulane University Law School, a Bachelor of Arts in economics from Mary Washington College, and he is a member of the bar in the District of Columbia, Florida, New York, and South Carolina. Mr. Hayes’s significant experience in overseeing mergers & acquisitions across industries make him well qualified to serve on our Board of Directors.

Jarrett Gorlin has served as our Director since March 2026 and has more than 29 years of experience in law enforcement, over 20 years of experience as a business owner of both private companies and publicly traded entities on the NASDAQ stock exchange, and more than 35 years of experience as an aviator. Mr. Gorlin is the founder and Chief Executive Officer of two law-related businesses later sold, Judicial Innovations, LLC (2019-2024) which was acquired by Arlington Capital in February 2024 and focused on court software and payment processing for over 1,000 courts across the United States and Judicial Corrections, Inc. (2000 to 2011), which was the largest privatized probation service provider in the United States and sold to Correctional Healthcare Companies in 2011. Mr. Gorlin was also Chief Executive Officer of Medovex Corporation (NASDAQ: MDVX) from 2013-2015. From 1996 through 2025, Mr. Gorlin worked with the Fulton County, Georgia Sheriff’s office holding various ranks, including Deputy, Sergeant, Lieutenant, Captain, Major, Lt. Colonel and Chief. He has also served as Chief Executive Officer of Defense Ninja Corp. since December 2025 and a member of its Board of Directors. The Company believes Mr. Gorlin is well qualified to serve as a director due to his M&A and capital markets experience and decades as a senior executive of growth-oriented companies.

Matthew J. Saker has served as our Director since March 2026 and has served as the interim Chief Executive Officer of Aureus Greenway Holdings (Nasdaq: AGH) since January 2026 and has been a member of its Board of Directors since September 2025. Mr. Saker was Senior Vice President in CBRE’s Global Advisory & Transaction Services group, bringing over 23 years of experience with the firm, including his tenure as a Managing Director at Insignia ESG, which was acquired by CBRE in July 2003. Prior to joining CBRE, Mr. Saker served as Vice President at Peter Elliot & Co. from 1997 to April 2002, and earlier in his career, he worked in Advisory & Transaction Services at Grubb & Ellis from 1995 to 1996. Mr. Saker is a member of the Board of Trustees for the Count Basie Center for the Arts (NFP) and is an Advisor to Ellavoz Impact Capital which creates and preserves workforce and affordable housing. Mr. Saker received a B.S. degree from St. John’s University and an M.S. in Real Estate Development from Columbia University’s School of Architecture, Planning and Preservation. The Company believes Mr. Saker is well qualified to serve as a director due to his transactional experience and network.

Kyle Haug has served as our Director since March 2026 and currently serves as the Chief Operating Officer, Chief Technology Officer and Chief Marketing Officer for Haug Partners LLP. Haug Partners is an intellectual property law firm with offices in New York, Washington D.C. and West Palm Beach. The firm specializes in protecting innovator portfolios in the life science, automobile and technology sectors. Prior to joining Haug Partners in January 2005, Mr. Haug received a B.S. in Administration of Justice from Penn State University. Mr. Haug served on the Junior Council for the American Museum of Natural History for over a decade and is a current committee member at the Metropolitan Club, Plandome Country Club and Haug Family Foundation. Mr. Haug is also a member of the Board of Directors of Dominari Holdings Inc. (NASDAQ: DOMH). The Company believes Mr. Haug is well qualified to serve as a director due to his experience and skill in aiding the growth of company operations.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Gorlin, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Mr. Saker and Mr. Haug, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Hayes and Mr. Kutcher, will expire at the third annual general meeting.

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

Audit Committee

We have established the Audit Committee. Mr. Saker, Mr. Gorlin and Mr. Haug serve as the members of our Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Messrs. Saker, Gorlin and Haug are each independent.

Mr. Saker serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Saker qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	Implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

We have established the Compensation Committee. The members of our Compensation Committee include Mr. Gorlin and Mr. Saker. Mr. Gorlin serves as chair of the Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Messrs. Saker and Gorlin are each independent. We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Saker, Gorlin and Haug. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account:

●	repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note;

●	payment for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $10,000 per month, pursuant to the Administrative Services Agreement;

●	payment for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $20,000 per month, pursuant to the New Administrative Services Agreement;

●	payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	we may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	repayment of Working Capital Loans, including the 2026 Note. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender or on such other terms as may be approved by the Board, and shareholders, if required pursuant to applicable law. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 27, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,666,667 of our Ordinary Shares, consisting of (i) 23,000,000 Class A Ordinary Shares and (ii) 7,666,667 Class B Ordinary Shares, issued and outstanding as of March 27, 2026. On all matters to be voted upon, except for (x) the election of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our Amended and Restated Memorandum or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands), holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
SIM Sponsor 1 LLC(2)(3)	—	—	7,646,669	99.7%	24.93%
Christopher Devall	—	—	—	—	—
David Kutcher	—	—	—	—	—
Anthony Hayes	—	—	—	—	—
Jarrett Gorlin	—	—	—	—	—
Matthew J. Saker	—	—	—	—	—
Kyle Haug	—	—	—	—	—
All current officers and directors as a group (six persons)	—	—	—	—	—
			—	—
Other 5% Shareholders
Magnetar Parties(4)	1,960,200	8.52%	—	—	6.39%
Karpus Management Inc.(5)	1,917,889	8.33%	—	—	6.25%
First Trust Parties(6)	1,820,000	7.91%	—	—	5.93%
AQR Parties(7)	1,463,722	6.36%	—	—	4.77%
Westchester Capital Management, LLC(8)	1,224,987	5.33%	—	—	3.99%
Picton Mahoney Asset Management(9)	1,800,000	7.83%	—	—	5.87%

*	less than 1%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o SIM Acquisition Corp. I, 725 Fifth Avenue, 22nd Floor, New York, NY 10022.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	SIM Sponsor 1 LLC, our Sponsor, is the record holder of such Ordinary Shares. Eric Newman is the manager of Conroy Partners LLC, which is the managing member of SIM Sponsor 1 LLC, and holds indirect voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Newman disclaims any beneficial ownership of the securities held by SIM Sponsor 1 LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed with the SEC on November 6, 2024 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(5)	According to a Schedule 13G/A filed with the SEC on August 14, 2025 by Karpus Management, Inc., a New York corporation d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser and the Public Shares are owned directly by the accounts managed by Karpus. The principal business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act (“VARBX”), (ii) First Trust Capital Management L.P., an investment adviser registered with the SEC that provides investment advisory services to certain client accounts, including VARBX (“FTCM”), (iii) First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”), and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP” and collectively, with VARBX, FTCM and FTCS, the “First Trust Parties”). As investment adviser to the certain client accounts, FTCM has the authority to invest the funds of certain client accounts, as well as the authority to purchase, vote and dispose of securities. As of September 30, 2024, VARBX owned 1,625,271 Public Shares, while FTCM, FTCS and Sub GP collectively owned 1,820,000 Public Shares. FTCS and Sub GP may be deemed to control FTCM. FTCS and Sub GP do not own any Public Shares for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, Illinois 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, Wisconsin 53212.

(7)	According to a Schedule 13G filed with the SEC on May 14, 2025 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company “(AQR Holdings”), and (iii) AQR Arbitrage, LLC a Delaware limited liability company (“ACR Arbitrage”, collectively with AQR Capital and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, Connecticut 06830.

(8)	According to a Schedule 13G filed with the SEC on August 14, 2025 by Westchester Capital Management, LLC, a Delaware limited liability company. The principal business address of Westchester Capital Management, LLC is 100 Summit Lake Drive, Valhalla, NY 10595.

(9)	According to a Schedule 13G/A filed with the SEC on August 6, 2025 by Picton Mahoney Asset Management, a citizen of Canada (“Picton”). The principal business address of Picton is 33 Yonge Street, #320, Toronto, ON M5E 1G4, Canada.

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

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding Ordinary Shares after the Initial Public Offering. Up to 1,000,000 of the Founder Shares were to be surrendered by our Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. At the closing of the Initial Public Offering, the underwriters fully exercised the Over-Allotment Option resulting in no Founder Shares being subject to forfeiture. In April 2024, our Sponsor transferred 50,000 Founder Shares to each of our independent directors. On September 4, 2025, Jannine Grasso resigned as an independent director, and as a member of the audit committee and compensation committee of the Board, effective immediately. In connection with the resignation, she transferred back 60,000 Founder Shares to the Sponsor.

Our Sponsor and Cantor, the representative of the underwriters of the Initial Public Offering, purchased an aggregate of 6,000,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate in the Private Placement that closed simultaneously with Initial Public Offering. Of those 6,000,000 Private Placement Warrants, our Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by our Sponsor or Cantor or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

Commencing on July 10, 2024, and terminated on January 28, 2026, we paid an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. Under the Administrative Services Agreement, there was $110,000 incurred and paid for the year ending December 31, 2025.

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

On January 28, 2026, the Buyers acquired all of the membership interests in the Sponsor owned by the non-managing members of the Sponsor pursuant to a securities purchase agreement. Simultaneously with such transaction, the Buyers also acquired all of the membership interests of Conroy Partners LLC, the managing member of the Sponsor, pursuant to a member interest purchase agreement. As a result of the foregoing transactions, the Buyers own all of the membership interests in the Sponsor. The Sponsor also acquired from Cantor 2,000,000 private placement warrants of the Company owned by Cantor pursuant to a securities purchase agreement.

In connection with the consummation of the Sponsor Acquisition, on January 28, 2026, Erich Spangenberg resigned as the Chairman of the Board and as the Chief Executive Officer of the Company, effective as of the closing of the Sponsor Acquisition. Delos M. Cosgrove, MD and Vincent Capone resigned as directors of the Board and as members of audit and compensation committees of the Board, effective as of the closing of the Sponsor Acquisition.

On January 28, 2026, in connection with the Sponsor Acquisition, Christopher Devall was appointed as Chief Executive Officer of the Company. In addition, Anthony Hayes (as Chairman), Jarrett Gorlin, Matthew Saker, and Kyle Haug were appointed to serve as our Board of Directors, which changes became effective on March 7, 2026.

On January 28, 2026, we and the Sponsor entered into the Fee Reduction Agreement with Cantor, as representative of the several underwriters for the Company’s initial public offering consummated on July 11, 2024.

Pursuant to the Underwriting Agreement, Cantor was previously entitled to receive the Original Deferred Fee upon the consummation of the Company’s initial business combination. Pursuant to the Fee Reduction Agreement, and subject to the consummation of a business combination, Cantor has instead agreed to receive, the Reduced Deferred Fee.

The Reduced Deferred Fee will be payable upon the closing of the Company’s initial business combination. If the Company (or its successor) fails to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require the Company to pay the full amount of the Original Deferred Fee in cash.

In addition, if the Company or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed business combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

On January 28, 2026, the Administrative Services Agreement, dated July 9, 2024, by and between the Company and SIM Management LP, an affiliate of the Sponsor, was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, the Company and Dominari Holdings Inc. entered into the New Administrative Services Agreement. Mr. Hayes is the Chairman and Chief Executive Officer of Dominari.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use amounts held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender or on such other terms as may be approved by the Board, and shareholders, if required pursuant to applicable law. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Also on March 18, 2026 the Company entered into the 2026 Note. Pursuant to the 2026 Note, the interest rate is 12% per annum, based on actual days / 360 and there is a 5.0% original issue discount (OID). The 2026 Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation.

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

Director Independence

Nasdaq rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our Board of Directors has determined that Messrs. Saker, Gorlin and Haug are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the periods ended December 31, 2025 and December 31, 2024 totaled approximately $100,000 and $135,000, respectively. The above amount includes interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the periods ended December 31, 2025 and December 31, 2024.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the periods ended December 31, 2025 and December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the periods ended December 31, 2025 and December 31, 2024.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number #100)	F-2

Financial Statements:

Balance Sheets as of December 31, 2025 and December 31, 2024	F-3

Statements of Operations for the year ended December 31, 2025, and for the period from January 29, 2024 (inception) to December 31, 2024	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2025, and for the period from January 29, 2024 (inception) to December 31, 2024	F-5

Statements of Cash Flows for the year ended December 31, 2025, and for the period from January 29, 2024 (inception) to December 31, 2024	F-6

Notes to Financial Statements	F-7

(2)	Financial Statement Schedules

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

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

SIM ACQUISITION CORP. I

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #100)	F-2

Financial Statements:

Balance Sheets as of December 31, 2025 and December 31, 2024	F-3

Statements of Operations for the year ended December 31, 2025, and for the period from January 29, 2024 (inception) to December 31, 2024	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2025, and for the period from January 29, 2024 (inception) to December 31, 2024	F-5

Statements of Cash Flows for the year ended December 31, 2025, and for the period from January 29, 2024 (inception) to December 31, 2024	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

SIM Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SIM Acquisition Corp. I (the “Company’) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2025 and for the period from January 29, 2024 (inception) to December 31, 2024, and the related notes to financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from January 29, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 11, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 27, 2026

PCAOB ID Number 100

SIM ACQUISITION CORP. I

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$65,427	$697,085
Prepaid Expenses	205,000	127,200
Total Current Assets	270,427	824,285
Long-term prepaid expense	-	180,000
Cash and Marketable Securities Held in Trust Account	245,118,303	235,322,812
Total Assets	$245,388,730	$236,327,097
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$304,592	$32,609
Total Current Liabilities	304,592	32,609

Long term liabilities
Deferred underwriting payable	10,950,000	10,950,000
Total Long Term Liabilities	10,950,000	10,950,000
Total Liabilities	11,254,592	10,982,609

COMMITMENTS
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.65 and $10.23 per share as of December 31, 2025 and December 31, 2024, respectively	245,018,303	235,222,812

Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $.0001 par value, 500,000,000 shares authorized; none issued or outstanding (Excluding 23,000,000 Class A Ordinary shares to possible redemption) as of December 31, 2025 and December 31, 2024	-	-
Class B ordinary shares, $.0001 par value, 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of December 31, 2025 and December 31, 2024	767	767
Accumulated Deficit	(10,884,932)	(9,879,091)
Total Shareholders’ Deficit	(10,884,165)	(9,878,324)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$245,388,730	$236,327,097

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from January 29, 2024 (inception) to December 31,
	2025	2024
General and administrative expenses	$(1,005,841)	$(575,708)
Loss from Operations	(1,005,841)	(575,708)

Other income
Interest earned on cash and marketable securities held in Trust Account	9,795,490	5,322,812
Total Other income	9,795,490	5,322,812

Net income	$8,789,649	$4,747,104

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	11,840,237
Basic and diluted net income per ordinary share, Class A, ordinary shares subject to possible redemption	$0.29	$0.25

Weighted average shares outstanding, Class B non-redeemable ordinary shares	7,666,667	7,181,460
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.29	$0.25

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2025

AND FOR THE PERIOD FROM JANUARY 29 (INCEPTION) TO DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025	-	$-	7,666,667	$767	$-	$(9,879,091)	$(9,878,324)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(9,795,490)	(9,795,490)
Net Income	-	-	-	-	-	8,789,649	8,789,649
Balance - December 31, 2025	-	$-	7,666,667	$767	$-	$(10,884,932)	$(10,884,165)

Balance - January 29, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to Sponsor (1)	-	-	7,666,667	767	24,233	-	25,000
Sale of 6,000,000 Private Placement Warrants	-	-	-	-	6,000,000	-	6,000,000
Fair Value of Public Warrants at issuance	-	-	-	-	1,610,000	-	1,610,000
Allocated value of transaction costs to Class A Shares subject to redemption amount	-	-	-	-	(120,051)	-	(120,051)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(7,514,182)	(14,626,195)	(22,140,377)
Net Income	-	-	-	-	-	4,747,104	4,747,104
Balance - December 31, 2024	-	$-	7,666,667	$767	$-	$(9,879,091)	$(9,878,324)

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2025	For the period from January 29, 2024 (inception) to December 31, 2024
Cash Flows from Operating Activities
Net income	$8,789,649	$4,747,104
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on cash and marketable securities held in Trust Account	(9,795,490)	(5,322,812)
Formation Costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	6,364
Change in deferred operating costs	-	-
Changes in operating assets and liabilities
Increase in cash attributable to Prepaid Expense	102,200	(307,200)
Increase in cash attributable to Accounts Payable and Accrued Expenses	271,983	32,609
Net cash used in operating activities	(631,658)	(843,935)
Cash Flows from Investing Activities
Investment of Cash in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)
Cash Flows from Financing Activities
Promissory note - related party	-	260,000
Proceeds from sale of units 23,000,000, net of underwriting discounts paid	-	226,000,000
Proceeds from sale of Private Placement at gross amount	-	6,000,000
Repayment of Promissory Note - Related Party	-	(297,500)
Payment of Offering Costs	-	(421,480)
Net cash provided by financing activities	-	231,541,020
Net increase (decrease) in cash	(631,658)	697,085
Cash at beginning of the period	697,085	-
Cash at end of the period	$65,427	$697,085

Supplemental Disclosure of Non-cash for Investing and Financing Activities:
Formation costs and offering costs paid by Sponsor for the issuance of Founder Shares	$-	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$-	$5,000
Offering costs paid through Notes payable-related party	$-	$37,500
Deferred Underwriter Commissions	$-	$10,950,000

The accompanying notes are an integral part of these financial statements.

SIM ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from inception to December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below) and the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares sold as part of the units in the Initial Public Offering (“Public Shares”) in the Initial Public Offering (“Public Shareholders”) with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares will agree to vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the shares included in the Private Units pursuant to letter agreements executed in connection with the Initial Public Offering.

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity, Capital Sources and Going Concern

As of December 31, 2025, and December 31, 2024, the Company had a cash balance of $65,427 and $697,085 and a working capital deficit of $34,166 and working capital surplus of $791,676, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. It is uncertain that the Company will be able to consummate a Business Combination by July 11, 2026. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2026. In addition, at December 31, 2025, the Company’s cash balance does not exceed its current budgeted operating requirements, and management has concluded that this indicates the Company will not have sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $65,427 in cash and did not have any cash equivalents as of December 31, 2025.

Marketable Securities and Cash Held in Trust Account

At December 31, 2025, and December 31, 2024, the assets held in the Trust Account, amounting to $245,118,303 and $235,322,812, respectively, were held in a money market fund at Morgan Stanley meeting the conditions under Rule 2(A)-7. The marketable securities are classified as trading securities and presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. For the period from inception through December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—”Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A Ordinary Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the year ended December 31, 2025		For the period from January 29, 2024 (inception) to December 31, 2024
	Class A Redeemable	Class B Non-Redeemable	Class A Redeemable	Class B Non-Redeemable
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$6,592,237	2,197,412	2,954,880	1,792,224

Denominator:
Weighted-average shares outstanding	23,000,000	7,666,667	11,840,237	7,181,460
Basic and Diluted income per share	$0.28	0.28	0.25	0.25

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of the Public Shares are classified as temporary equity and the allocated proceeds determined in accordance with FASB ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at July 11, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in Capital (to the extent available) and accumulated deficit.

At December 31, 2025, and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,610,000)
Class A ordinary shares issuance costs	(15,307,565)
Plus:
Accretion of carrying value to redemption value	22,140,377
Class A Ordinary Shares subject to possible redemption, December 31, 2024	235,222,812
Plus:
Accretion of carrying value to redemption value	9,795,490
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$245,018,302

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

On September 4, 2025, Jannine Grasso resigned as an independent director, and as a member of the audit committee and compensation committee of the Board, effective immediately. In connection with the resignation, she transferred back 60,000 Founder Shares to the Sponsor.

The sale of the Founders Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant or on such other terms as may be approved by the Board, and shareholders, if required pursuant to applicable law. As of December 31, 2025, and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Promissory Note with Sponsor

On March 18, 2026, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor (the “2026 Note”). Pursuant to the 2026 Note, the interest rate is 12.0% per annum, based on actual days / 360 and each draw carries a 5.0% original issue discount (OID). The 2026 Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation.

Administrative Services Agreement and New Administrative Services Agreement

On July 9, 2024, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company terminated this agreement as of January 28, 2026. As of December 31, 2025, and December 31, 2024, the Company has paid $110,000 and $60,000, respectively, to the affiliate of the Sponsor pursuant to this agreement.

On March 18, 2026, the Company and Dominari Holdings Inc. entered into an administrative services agreement pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000 per month. Mr. Hayes is the Chairman and Chief Executive Officer of Dominari.

Note 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2025, and December 31, 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2025, and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding (see Note 5).

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

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 shares granted to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. On September 4, 2025, Jannine Grasso resigned as a director of the Board of the Company, and as a member of the audit and compensation committees of the Board, effective immediately. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

Warrants — As of December 31, 2025, and December 31, 2024, there were 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the public warrant agreement.

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

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025:

	December 31, 2025	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities and Cash Held in Trust Account	$245,118,303	$245,118,303	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024:

	December 31, 2024	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities Held in Trust Account	$235,322,812	$235,322,812	$—	$—

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the year ended December 31, 2025, or for the period from January 29, 2024 (inception) through December 31, 2024.

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

	For the year ended December 31, 2025	For the Period from January 29, 2024 (inception) to December 31, 2024
Operating and formation costs	$-	$575,708
General and administrative expenses	$1,005,841	$-
Interest earned on cash and marketable securities held in Trust Account	9,795,490	5,322,812

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and marketable securities held in the Trust Account and general and administrative expenses. The CODM reviews interest earned on cash and marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 27, 2026, the date that the financial statements were issued. Based on this evaluation, management determined that the subsequent events described below requires disclosure under ASC 855.

Sponsor Acquisition

On January 28, 2026, certain accredited investors (the “Buyers”) acquired all of the membership interests in the Sponsor owned by the non-managing members of the Sponsor pursuant to a securities purchase agreement. Simultaneously with such transaction, the Buyers also acquired all of the membership interests of Conroy Partners LLC, the managing member of the Sponsor, pursuant to a member interest purchase agreement. As a result of the foregoing transactions, the Buyers own all of the membership interests in the Sponsor. The Sponsor also acquired from Cantor Fitzgerald & Co. (“Cantor”) 2,000,000 private placement warrants of the Company owned by Cantor pursuant to a securities purchase agreement.

In connection with the consummation of transactions contemplated above (the “Sponsor Acquisition”), on January 28, 2026, Erich Spangenberg resigned as the Chairman of the board of directors (the “Board”) and as the Chief Executive Officer of the Company, effective as of the closing of the Sponsor Acquisition. Delos M. Cosgrove, MD and Vincent Capone resigned as directors of the Board and as members of audit and compensation committees of the Board, effective as of the closing of the Sponsor Acquisition.

On January 28, 2026, in connection with the Sponsor Acquisition, Christopher Devall was appointed as Chief Executive Officer of the Company. In addition, Anthony Hayes (as Chairman), Jarrett Gorlin, Matthew Saker, and Kyle Haug were appointed to serve as the Board of Directors, which changes became effective on March 7, 2026.

Underwriter Fee Reduction Agreement

On January 28, 2026, the Company and the Sponsor entered into a fee reduction agreement (the “Fee Reduction Agreement”) with Cantor, as representative of the several underwriters for the Company’s initial public offering consummated on July 11, 2024.

Pursuant to the underwriting agreement dated July 9, 2024 (the “Underwriting Agreement”), Cantor was previously entitled to receive deferred underwriting commissions in the aggregate amount of $10,950,000 (the “Original Deferred Fee”) upon the consummation of the Company’s initial business combination. Pursuant to the Fee Reduction Agreement, and subject to the consummation of a business combination, Cantor has instead agreed to receive, in lieu of the Original Deferred Fee, a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from the Company’s trust account upon the closing of the Company’s initial business combination (the “Reduced Deferred Fee”).

The Reduced Deferred Fee will be payable upon the closing of the Company’s initial business combination. If the Company (or its successor) fails to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require the Company to pay the full amount of the Original Deferred Fee in cash.

In addition, if the Company or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed business combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

Administrative Services Agreements

On January 28, 2026, the Administrative Services Agreement, dated July 9, 2024, by and between the Company and SIM Management LP, an affiliate of the Sponsor, was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, the Company and Dominari Holdings Inc. entered into an administrative services agreement pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000.00 per month.

Promissory Note with Sponsor

On March 18, 2026, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor (the “2026 Note”). Pursuant to the 2026 Note, the interest rate is 12.0% per annum, based on actual days / 360 and each draw carries a 5.0% original issue discount (OID). The 2026 Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation.

Management evaluated the impact of the Transaction under ASC 855, Subsequent Events, and determined that the Transaction represents a non-recognized subsequent event. Accordingly, no adjustments have been made to the accompanying consolidated financial statements for the year ended December 31, 2025.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated July 9, 2024, by and between the Company and Cantor, as representative of the several underwriters. (2)
3	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated July 9, 2024, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities. (3)
10.1	Promissory Note, dated January 29, 2024, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated January 29, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated July 9, 2024, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated July 9, 2024, by and among the Company and certain security holders. (2)
10.5	Private Placement Warrants Purchase Agreement, dated July 9, 2024, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrants Purchase Agreement, dated July 9, 2024, by and between the Company and Cantor. (2)
10.7	Letter Agreement, dated July 9, 2024 by and among the Company, its officers, its directors and the Sponsor. (2)
10.8	Administrative Services Agreement, dated July 9, 2024, by and between the Company and SIM Management LP. (2)
10.9	Promissory Note, dated March 18, 2026, issued to the Sponsor. (4)
10.10	Administrative Services Agreement, dated March 18, 2026, by and between the Company and Dominari Holdings Inc. (4)
14	Code of Ethics. (3)
19	Insider Trading Policies and Procedures, adopted June 27, 2024. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted June 27, 2024.*
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-280274), filed with the SEC on June 17, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2026	SIM ACQUISITION CORP. I

	By:	/s/ David Kutcher
	Name:	David Kutcher
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Devall	Christopher Devall Chief Executive Officer	March 27, 2026
Christopher Devall	(Principal Executive Officer)

/s/ David Kutcher	Chief Financial Officer and Director	March 27, 2026
David Kutcher	(Principal Financial and Accounting Officer)

/s/ Anthony Hayes	Chairman of Board	March 27, 2026
Anthony Hayes

/s/ Jarett Gorlin	Director	March 27, 2026
Jarett Gorlin

/s/ Matthew J. Saker	Director	March 27, 2026
Matthew J. Saker

/s/ Kyle Haug	Director	March 27, 2026
Kyle Haug