Form 10-Q
period 2026-03-31
SIM Acquisition Corp. I
filed 2026-05-15
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-42164

SIM Acquisition Corp. I

(Exact name of registrant as specified in its charter)

Cayman Islands	35-2838851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Fifth Avenue, 22nd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(833) 746 2001

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

As of May 14, 2026, there were 3,552,768 Class A Ordinary Shares, par value $0.0001 per share, and 4,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIM ACQUISTION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“2026 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on May 7, 2026;

●	“2026 Redemptions” are to the 22,447,232 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.79 per share in connection with the approval of the Extension Amendment Proposal (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASU” are to the FASB (as defined below) Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the (1) 36-month period, from the closing of the Initial Public Offering (as defined below) to July 12, 2027 (or such earlier date as determined by the Board), as extended by the Extension Amendment Proposal (as defined below)], that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Amendment Proposal” are to the proposal at the 2026 EGM to amend the Amended and Restated Articles to extend the Combination Period from July 11, 2026 to July 12, 2027 (or such earlier date as determined by the Board);

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“Letter Agreement” are to the Letter Agreement, dated July 9, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

ii

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of the Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 9, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“WCL Promissory Note” are to that certain unsecured promissory note issued by us to the Sponsor on March 18, 2026 in the aggregate principal amount of up to $1,500,000 in connection with the Working Capital Loan (as defined below);

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SIM ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS	(UNAUDITED)
Current Assets
Cash	$468,399	$65,427
Prepaid expenses	138,747	205,000
Total Current Assets	607,146	270,427
Cash and marketable securities held in Trust Account	247,273,611	245,118,303
Total Assets	$247,880,757	$245,388,730
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$65,959	$304,592
Promissory Note - Sponsor, net	702,262
Total Current Liabilities	768,221	304,592

Long term liabilities
Deferred underwriting payable	-	10,950,000
Total Long Term Liabilities	-	10,950,000
Total Liabilities	768,221	11,254,592

COMMITMENTS
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.75 and $10.65 per share as of March 31, 2026 and December 31, 2025, respectively	247,173,611	245,018,303

Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $.0001 par value, 500,000,000 shares authorized; none issued or outstanding (Excluding 23,000,000 Class A Ordinary shares to possible redemption) as of March 31, 2026 and December 31, 2025	-	-
Class B ordinary shares, $.0001 par value, 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Accumulated Deficit	(61,842)	(10,884,932)
Total Shareholders’ Deficit	(61,075)	(10,884,165)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$247,880,757	$245,388,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
General and administrative expenses	$(126,910)	$(241,472)
Loss from Operations	(126,910)	(241,472)

Other income
Interest earned on cash and marketable securities held in Trust Account	2,155,309	2,464,218
Other income	2,155,309	2,464,218

Net income	$2,028,399	$2,222,746

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	23,000,000	23,000,000
Basic and Diluted Net Income per share, Class A Ordinary Shares Subject To Possible Redemption	$0.07	$0.07

Weighted average shares outstanding, non-redeemable Class B Ordinary Shares	7,666,667	7,666,667
Basis and Diluted Net Income per share, Non-Redeemable Class B Ordinary Shares	$0.07	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2026	-	-	7,666,667	$767	$-	$(10,884,932)	$(10,884,165)
Accretion for Class A Ordinary Shares subject to redemption amount	-	-	-	-	-	8,794,691	$8,794,691
Net Income	-	-	-	-	-	2,028,399	2,028,399
Balance - March 31, 2026	-	$-	$7,666,667	$767	$-	$(61,842)	$(61,075)

Balance - January 1, 2025	-	$-	7,666,667	$767	$-	$(9,879,091)	$(9,878,324)
Accretion for Class A Ordinary Shares subject to redemption amount	-	-	-	-	-	(2,464,218)	(2,464,218)
Net Income	-	-	-	-	-	2,222,746	2,222,746
Balance - March 31, 2025	-	$-	7,666,667	$767	$-	$(10,120,563)	$(10,119,796)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash Flows from Operating Activities
Net income	$2,028,399	$2,222,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Interest earned on cash and marketable securities held in Trust Account	(2,155,309)	(2,464,218)
Changes in operating assets and liabilities
Increase in cash attributable to Prepaid Expense	66,253	48,600
Increase (decrease) in cash attributable to Accounts Payable and Accrued Expenses	(238,633)	7,484
Net cash used in operating activities	(299,290)	(185,388)
Cash Flows from Financing Activities
Promissory Note - Sponsor	702,262	-
Net cash provided by financing activities	702,262	-
Net increase (decrease) in cash	402,972	(185,388)
Cash at beginning of the period	65,427	697,085
Cash at end of the period	$468,399	$511,697

Non-cash disclosure for accretion change in redemption shares and retained earnings
Waiver of deferred underwriting fee	$10,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from inception to March 31, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below) and the search for a prospective target for its Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is SIM Sponsor 1 LLC, a Delaware limited liability company (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2026, as amended (File No. 333-280274), was declared effective on July 9, 2024 (the “IPO Registration Statement”). On July 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (each a “Unit” and collectively, the “Units”) at $10.00 per Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 7) in the amount of 3,000,000 Units (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”), and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 6,000,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”), to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $1.00 per Private Placement Warrant in a private placement that closed simultaneously with the Initial Public Offering (the “Private Placement”). Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at $11.50 per share.

Transaction costs amounted to $15,427,616, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee (the “Original Deferred Fee”), and $477,616 of other offering costs.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Sponsor Acquisition

On January 28, 2026, certain accredited investors (the “Buyers”) acquired all of the membership interests in the Sponsor owned by the non-managing members of the Sponsor pursuant to a securities purchase agreement. Simultaneously with such transaction, the Buyers also acquired all of the membership interests of Conroy Partners LLC, the managing member of the Sponsor, pursuant to a membership purchase agreement. As a result of the foregoing transactions, the Buyers own all of the membership interests in the Sponsor. The Sponsor also acquired from Cantor 2,000,000 Private Placement Warrants owned by Cantor pursuant to a securities purchase agreement.

On January 28, 2026, in connection with the consummation of transactions contemplated above (the “Sponsor Acquisition”), Erich Spangenberg resigned as the Chairman of the Company’s board of directors (the “Board of Directors” or the “Board”) and as the Company’s Chief Executive Officer, effective as of the closing of the Sponsor Acquisition. Delos M. Cosgrove, MD and Vincent Capone resigned as directors of the Board and as members of the Audit and Compensation Committees of the Board, effective as of the closing of the Sponsor Acquisition.

On January 28, 2026, in connection with the Sponsor Acquisition, Christopher Devall was appointed as the Company’s Chief Executive Officer. In addition, Anthony Hayes (as Chairman), Jarrett Gorlin, Matthew Saker, and Kyle Haug were appointed to serve on the Board of Directors, which changes became effective on March 7, 2026.

The Trust Account

Upon consummation of the Initial Public Offering, the Company’s management team (“Management”) placed an aggregate of $230,000,000 of the proceeds from the Units sold in the Initial Public Offering and the proceeds of the Private Placement of the Private Placement Warrants, in a United States-based trust account (the “Trust Account”) and invested the proceeds in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The proceeds will be held in this manner until the earlier of (i) the consummation of the Company’s Business Combination (ii) the redemption of any Ordinary Shares (as defined in Note 2) included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify the substance or timing of its obligation to redeem 100% of such Ordinary Shares if it does not complete the Business Combination by July 12, 2027 (the “Combination Period”); and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. There can be no assurance that it will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations and trust administration expenses.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Initial Business Combination

Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Reduced Deferred Fee (as defined in Note 7) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide holders of the Public Shares (“Public Shareholders”_ with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 5) will agree to vote any Ordinary Shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these Ordinary Shares a pursuant to the letter agreement, dated July 9, 2024, by and among the Company, the Sponsor and the Company’s officers and directors (the “Letter Agreement”).

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

Pursuant to the Amended and Restated Articles in effect upon consummation of the Initial Public Offering, if the Company is unable to complete its Business Combination by July 12, 2027 (within 36 months from the closing of the Initial Public Offering) and such date is not further extended by shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of Ordinary Shares and the Board of Directors, liquidate and dissolve. The Warrants will expire on liquidation of the Trust Account and the holders of Warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares will not participate in any redemption distribution with respect to their Founder Shares.

As of March 31, 2026, the per-share redemption price for Public Shares was $10.75. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in its bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of the Company’s Public Shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.75.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Liquidity and Capital Sources and Going Concern

As of March 31, 2026 and December 31, 2025, the Company had a cash balance of $468,399 and $65,427 and a working capital deficit of $153,812 and $34,165, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. It is uncertain that the company will be able to consummate a Business Combination by July 12, 2027. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2027. In addition, the Company’s cash balance does not exceed its current budgeted operating requirements, and Management has concluded that this indicates the Company will not have sufficient liquidity to meet its obligations as they become due within one year after the date the accompanying unaudited condensed financial statements are issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, the Company’s Current Report on Form 8-K as filed with the SEC on July 17, 2024, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of future performance.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the accompanying unaudited condensed financial statements with those of another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $468,399 in cash and did not have any cash equivalents as of March 31, 2026. As of December 31, 2025, the Company had $65,427 in cash and did not have any cash equivalents.

Marketable Securities and Cash Held in Trust Account

At March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $247,273,611 and $245,118,303, respectively, were held in a money market fund at Morgan Stanley that consist entirely of Untied States Treasury securities and meet the conditions under Rule 2a-7 under the Investment Company Act.

Offering Costs

The Company complies with the requirements of FASB Accounting Standards Code (“ASC”) Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A,”Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to Class A Ordinary Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after Management’s evaluation are accounted for under equity treatment.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of expenses and deferred offering costs during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, (i) Class A Ordinary Shares and (ii) the Class B Ordinary Shares, par value $0.001 (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding for the respective period. Diluted net income per Ordinary Share attributable to holders of Ordinary Shares adjusts the basic net income per share attributable to such holders and the weighted average number of Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, diluted income per Ordinary Share is the same as basic income per ordinary share for the periods presented.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (the “Redeemable Securities Guidance”), the Company treated accretion in the same manner as a dividend, paid to the Public Shareholders in the calculation of the net income per Ordinary Share.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
	Redeemable Class A Ordinary Shares	Non- Redeemable Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Class B Ordinary Shares
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$1,521,299	507,100	1,667,059	555,687

Denominator:
Weighted-average shares outstanding	23,000,000	7,666,667	23,000,000	7,666,667
Basic and Diluted income per share	$0.07	0.07	0.07	0.07

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with the Redeemable Securities Guidance, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of the Public Shares are classified as temporary equity and the allocated proceeds are determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on July 11, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

December 31, 2024	$235,222,812
Plus:
Accretion of carrying value to redemption value	9,795,490
Class A Ordinary Shares subject to possible redemption, December 31, 2025	245,018,302
Plus:
Waiver of deferred underwriting fee payable allocated to Class A ordinary shares subject to possible redemption	10,950,000
Less:
Accretion of carrying value to redemption value	(8,794,691)
Class A Ordinary Shares subject to possible redemption, March 31, 2026 (Unaudited)	$247,173,611

Warrant Instruments

The Company accounts for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 – INITIAL Public Offering

Pursuant to the Initial Public Offering, on July 11, 2024, the Company sold 23,000,000 Units, including the full exercise by the Underwriters of their Over-Allotment Option in the amount of 3,000,000 Option Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one Public Warrant, which grants the holder the right to receive one-half of one redeemable Public Warrant. Each whole Public Warrant offered in the Initial Public Offering grants the holder thereof to exercise the right to purchase one Class A Ordinary Share for $11.50 per share. Only whole Public Warrants may be exercised. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the Public Warrant holder.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate, in the Private Placement. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the initial Public Offering except that, so long as they are held by the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Business Combination, (ii) are entitled to registration rights and (iii) with respect to the Private Placement Warrants held by Cantor and/or its designees, are not exercisable for more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

Note 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On January 29, 2024, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain costs in consideration for 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Founder Shares”). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Shares outstanding, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per share data have been restated to reflect this change.

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

On September 4, 2025, Jannine Grasso resigned as a director of the Board, and as a member of the audit and compensation committees of the Board, with immediate effective. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 Founder Shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Pursuant to the Letter Agreement, the Sponsor and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles to modify (A) the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Public Shares if the Company has not consummated a Business Combination within the Combination Period or (B) any other material provisions relating to shareholders’ rights or pre-Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination).

The Sponsor and the Company’s officers and directors agreed also agreed pursuant to the Letter Agreement, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) six (6) months after the completion of the Business Combination or (ii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Private Placement Warrants

The Sponsor and Cantor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of $6,000,000 in the Private Placement that closed simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

IPO Promissory Note

On March 8, 2024, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of July 11, 2024, the IPO Promissory Note was repaid in full at the closing of the Initial Public Offering and the IPO Promissory Note is no longer accessible.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, and up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant. As of March 31, 2026 and December 31, 2025, the Company borrowed a total of $736,841 and $0.00, respectively, under Working Capital Loans pursuant to the WCL Promissory Note (as defined below).

Promissory Note with Sponsor

On March 18, 2026, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor (the “WCL Promissory Note”). Pursuant to the WCL Promissory Note, the interest rate is 12.0% per annum, based on actual days / 360 and each draw carries a 5.0% original issue discount (OID). The WCL Promissory Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation. As of March 31, 2026, the WCL Promissory Note had a face value of $738,560, which includes $1,719 of accrued interest and a net carrying value of $702,262, reflecting $36,298 of unamortized original issue discount.

Administrative Services Agreement

The Company paid an aggregate of $20,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support pursuant to an administrative services agreement, dated July 9, 2024, by and between the Company and SIM Management LP, an affiliate of the Sponsor. The Company began incurring these fees on March 18, 2026 and was to continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. On January 28, 2026, such administrative services agreement was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, the Company entered into an administrative series agreement with Dominari Holdings Inc. (“Dominari”), pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000 per month. Mr. Hayes, our Chairman, is the Chief Executive Officer of Dominari. As of March 31, 2026, the Company has paid $20,000 to Dominari pursuant to this agreement.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 6 – SHAREHOLDERS’ deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B Ordinary Share. At March 31, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding (see Note 5).

Holders of the Class A Ordinary Share and holders of the Class B Ordinary Share will vote together as a single class on all matters submitted to a vote of the Public Shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B Ordinary Share have the right to vote on the appointment of the Board of Directors prior to the initial Business Combination.

The Class B Ordinary Share will automatically convert into Class A Ordinary Share at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A Ordinary Share issuable upon conversion of all Founder Shares will equal, in the aggregate, 25% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Class A Ordinary Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor and the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 Founder Shares granted to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. On September 4, 2025, Jannine Grasso resigned as a director of the Board of the Company, and as a member of the audit and compensation committees of the Board, effective immediately. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Warrants

As of March 31, 2026 and December 31, 2025 there were 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the public warrant agreement.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement, dated July 9, 2024, in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the date of its Initial Public Offering to purchase up to 3,000,000 Option Units, to cover over-allotments, if any (the “Over-Allotment Option”). On July 11, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000 Option Units at a price of $10.00 per Option Unit. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, an aggregate of 1,000,000 Founder Shares are no longer subject to forfeiture.

The Underwriters received an underwriting discount of $0.20 per Unit (excluding those Option Units sold as part of the Over-Allotment Option), or $4,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. The Underwriters agreed to the Original Deferred Fee equal to $0.45 per unit on Units other than those sold pursuant to the Over-Allotment Option and $0.65 per unit on Option Units sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate. Upon completion of the Business Combination, such $10,950,000 was to be paid to the Underwriters from the funds held in the Trust Account. The Original Deferred Fee was to become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, dated July 9, 2024, which the Company entered into with Cantor, as representative of the Underwriters.

Fee Reduction Agreement

On January 28, 2026, the Company entered into a fee reduction agreement with the Sponsor and Cantor, as representative of the Underwriters (the “Fee Reduction Agreement”). Pursuant to the Fee Reduction Agreement, and subject to the consummation of a Business Combination, Cantor has instead agreed to receive a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from the Trust Account upon the closing of our initial Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee will be payable upon the closing of our initial Business Combination. If the Company (or a successor) fails to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require the Company to pay the full amount of the original Deferred Fee in cash. In addition, if the Company or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed Business Combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement. Such costs, which were originally charged to Class A ordinary shares subject to possible redemption in the Company’s balance sheets and, as such, the reversal of this fee that is no longer payable has been credited to Class A ordinary shares subject to possible redemption in the accompanying balance sheets.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026:

	March 31, 2026	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Marketable Securities Held in Trust Account	$247,273,611	$247,273,611	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025:

	December 31, 2025	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Marketable Securities Held in Trust Account	$245,118,303	$245,118,303	$—	$—

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three months ended March 31, 2026 or March 31, 2025.

NOTE 9 – SEGMENT INFORMATION

FASB ASC Topic 280,”Segment Reporting” establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
General and administrative expenses	$126,910	$241,472
Interest earned on cash and marketable securities held in Trust Account	2,155,309	2,464,218

The key measures of segment profit or loss reviewed by the CODM are interest earned on cash and marketable securities held in the Trust Account and operating and formation costs. The CODM reviews interest earned on cash and marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the investment management trust agreement, dated July 9, 2024, by and between the Company and Continental Stock Transfer & Trust Company, trustee of the Trust Account. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On April 26, 2026, the Company entered into a non-binding Letter of Intent (the “LOI”) with American Industrial Technologies, Inc., a Nevada corporation (“AIT”) for its acquisition (“Acquisition”) of 100% of the outstanding equity and equity equivalents of AIT upon the terms and conditions to be set forth in certain definitive documents and negotiations (the “Definitive Documents”).

Among other segments, AIT will operate Q1, which is a 33-year leader in telecommunications that has evolved into a fully integrated platform spanning manufacturing, logistics, distribution, and connected device ecosystems. Building on its deep relationships with Tier 1 and Tier 2 carriers, AIT has scaled a robust Third-Party Logistics and Fourth-Party Logistics and e-commerce infrastructure that supports global distribution across the United States, Europe, and Latin America.

The Company intends to negotiate the Definitive Documents that will incorporate the provisions of the LOI as well as other terms and conditions typical for transactions of this nature. During the initial 45-day period from the date of the LOI, each party has agreed not to solicit or encourage submission of, or participate in discussions or enter into any agreement regarding any other Acquisition proposal, which period will automatically renew for one additional 15-day period if the Parties (as defined in the LOI) continue to work in good faith towards negotiation of the proposed transaction.

Other than the provisions relating to confidentiality, expenses, exclusivity, waiver against trust, termination, governing law, jurisdiction, waiver of jury trial and miscellaneous, no terms of the LOI are binding until the Definitive Documents are signed by the Parties.

On May 7, 2026, the Company held the extraordinary general meeting in lieu of an annual general meeting of shareholders to approve, among other things, a proposal to amend the Amended and Restated Articles to extend the Combination Period from July 11, 2026 to July 12, 2027 (or such earlier date as determined by the Board) (the “Extension Amendment Proposal”). In connection with the vote to approve the Extension Amendment Proposal, Public Shareholders holding 22,447,232 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.79 per Public Share, for an aggregate redemption amount of approximately $242,175,471.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 29, 2024 for the purpose of effecting a Business Combination. Our Sponsor is SIM Sponsor 1 LLC. We have not selected any Business Combination target and may pursue an initial Business Combination in any business or industry. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements into which we may enter following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

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

Pursuant to the Amended and Restated Articles, if we are unable to complete the initial Business Combination by July 12, 2027, 36 months from the closing of the Initial Public Offering (or such earlier time as determined by our Board), and such Combination Period is not further extended by shareholders, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve. The Warrants will expire on liquidation of the Trust Account and the holders of Warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares will not participate in any redemption distribution with respect to their Founder Shares.

Sponsor Acquisition

On January 28, 2026, certain accredited investors (the “Buyers”) acquired all of the membership interests in the Sponsor owned by the non-managing members of the Sponsor pursuant to a securities purchase agreement. Simultaneously with such transaction, the Buyers also acquired all of the membership interests of Conroy Partners LLC, the managing member of our Sponsor, pursuant to a member interest purchase agreement. As a result of the foregoing transactions, the Buyers now own all of the membership interests in our Sponsor. The Sponsor also acquired from Cantor 2,000,000 Private Placement Warrants owned by Cantor pursuant to a securities purchase agreement.

In connection with the consummation of the transactions contemplated above (the “Sponsor Acquisition”), on January 28, 2026, Erich Spangenberg resigned as the Chairman of the Board and as our Chief Executive Officer, effective as of the closing of the Sponsor Acquisition. Delos M. Cosgrove, MD and Vincent Capone resigned as directors of the Board and as members of the Audit and Compensation Committees of the Board, effective as of the closing of the Sponsor Acquisition.

On January 28, 2026, in connection with the Sponsor Acquisition, Christopher Devall was appointed as our Chief Executive Officer. In addition, Anthony Hayes (as Chairman), Jarrett Gorlin, Matthew Saker, and Kyle Haug were appointed to serve as our Board of Directors, which changes became effective on March 7, 2026.

Recent Developments

Entry into a Letter of Intent

On April 26, 2026, we entered into a non-binding Letter of Intent (the “LOI”) with American Industrial Technologies, Inc., a Nevada corporation (“AIT”) for our acquisition (“Acquisition”) of 100% of the outstanding equity and equity equivalents of AIT upon the terms and conditions to be set forth in certain definitive documents and negotiations (the “Definitive Documents”).

Among other segments, AIT will operate Q1, which is a 33-year leader in telecommunications that has evolved into a fully integrated platform spanning manufacturing, logistics, distribution, and connected device ecosystems. Building on its deep relationships with Tier 1 and Tier 2 carriers, AIT has scaled a robust Third-Party Logistics and Fourth-Party Logistics and e-commerce infrastructure that supports global distribution across the United States, Europe, and Latin America.

We intend to negotiate the Definitive Documents that will incorporate the provisions of the LOI as well as other terms and conditions typical for transactions of this nature. During the initial 45-day period from the date of the LOI, each party has agreed not to solicit or encourage submission of, or participate in discussions or enter into any agreement regarding any other Acquisition proposal, which period will automatically renew for one additional 15-day period if we continue to work in good faith towards negotiation of the proposed transaction.

Other than the provisions relating to confidentiality, expenses, exclusivity, waiver against trust, termination, governing law, jurisdiction, waiver of jury trial and miscellaneous, no terms of the LOI are binding until the Definitive Documents are signed by the Parties (as defined in the LOI).

Extension of our Combination Period

On May 7, 2026, we held the 2026 EGM to approve, among other things, the Extension Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal, Public Shareholders holding 22,447,232 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.79 per Public Share, for an aggregate redemption amount of approximately $242,175,471 in the 2026 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $2,028,399 which includes $2,155,309 of interest income earned on the Trust Account, offset by $126,910 of general and administrative costs. For the three months ended March 31, 2025, we had net income of $2,222,746 which includes $2,464,218 of interest earned on the Trust Account, offset by $241,472 of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor pursuant to the IPO Promissory Note.

On July 11, 2024 we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the Underwriters of their Over-Allotment Option in the amount of 3,000,000 Option Units, at $10.00 per unit, generating gross proceeds of $230,000,000. The net proceeds from the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement for an aggregate purchase price of $6,000,000, after deducting offering expenses of approximately $477,616 and underwriting commissions of $4,000,000 (excluding the Original Deferred Fee (as defined below) of $10,950,000), was $231,522,384. $230,000,000 has been held in the Trust Account, which includes the Reduced Deferred Fee (as defined above.)

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding the Reduced Deferred Fee). We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash held outside of the Trust Account of approximately $468,399. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete our initial Business Combination, we intend to repay such Working Capital Loans. In the event that our initial Business Combination does not close, we may use amounts held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On March 18, 2026, the Company issued the WCL Promissory Note in the aggregate principal amount of up to $1,500,000 to the Sponsor. Pursuant to the WCL Promissory Note, the interest rate is 12.0% per annum, based on actual days / 360 and each draw carries a 5.0% original issue discount (OID). The WCL Promissory Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation. As of March 31, 2026 and December 31, 2025, the Company borrowed a total of $736,841 and $0.00, respectively, under Working Capital Loans pursuant to the WCL Promissory Note.

We have until July 12, 2027 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2026, Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” do not include any adjustments that may be necessary if we are unable to continue as a going concern. In addition, our cash balance does not exceed our current budgeted operating requirements, and Management has concluded that this indicates we will not have sufficient liquidity to meet its obligations as they become due within one year after the date the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” are issued.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreements

We paid an aggregate of $20,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support pursuant to an administrative services agreement, dated July 9, 2024, by and between us and SIM Management LP, an affiliate of the Sponsor. We began incurring these fees on March 18, 2026 and were to continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. On January 28, 2026, such administrative services agreement was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, we entered into an administrative series agreement with Dominari Holdings Inc. (“Dominari”), pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to us in exchange for $20,000 per month. Mr. Hayes, our Chairman, is the Chief Executive Officer of Dominari.

Fee Reduction Agreement

Pursuant to the Underwriting Agreement, Cantor was previously entitled to receive deferred underwriting commissions in the aggregate amount of $10,950,000 (the “Original Deferred Fee”) upon the consummation of our initial Business Combination. On January 28, 2026, we entered into a fee reduction agreement with the Sponsor and Cantor, as representative of the Underwriters (the “Fee Reduction Agreement”). Pursuant to the Fee Reduction Agreement, and subject to the consummation of a Business Combination, Cantor has instead agreed to receive a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from the Trust Account upon the closing of our initial Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee will be payable upon the closing of our initial Business Combination. If we (or our successor) fail to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require us to pay the full amount of the original Deferred Fee in cash. In addition, if we or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed Business Combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) 2025 Annual Report. (iv) Quarterly Reports on Form 10-Q for the periods ended June 30, 2025, March 31, 2025, and March 31, 2024 and (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 31, 2026. As of the date of the Report, there have been no material changes with respect to those risk factors , other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

We may seek to further extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before July 12, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided with the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by July 12, 2027. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on July 9, 2024 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until July 12, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to July 12, 2027 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares in the 2026 EGM may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

In connection with the vote to approve the Extension Amendment, Public Shareholders holding 22,447,232 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $242,175,471, or approximately $10.79 per share, to such redeeming Public Shareholders in connection with the 2026 EGM.

Due to the high rates of redemptions of Public Shares in connection with the 2026 EGM, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor, with each Private Placement Warrant exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the SEC on August 23, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report. However, on May 7, 2026, we held the 2026 EGM and our shareholders approved, among other things, the Extension Amendment, which extended the Combination Period from July 11, 2026 (which was originally 24 months from the closing of the Initial Public Offering) to July 12, 2027 (or such earlier date as determined by the Board). In connection with the vote to approve the Extension Amendment, Public Shareholders holding 22,447,232 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $242,175,471, or approximately $10.79 per share, to such redeeming Public Shareholders in the 2026 Redemptions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Administrative Services Agreement, dated March 18, 2026 by and between the Company and Dominari Holdings Inc. (1)
10.2	Promissory Note Issued to SIM Sponsor 1 LLC, dated March 18, 2026. (1)
10.3	Fee Reduction Agreement dated January 28, 2026 by and between the Company, SIM Sponsor 1 LLC and Cantor Fitzgerald & Co.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	SIM ACQUISITION CORP. I

	By:	/s/ Christopher Devall
	Name:	Christopher Devall
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026

	By:	/s/ David Kutcher
	Name:	David Kutcher
	Title:	Chief Financial Officer
(Principal Financial Officer)