Form 10-Q
period 2026-06-30
SIM Acquisition Corp. I
filed 2026-08-14
CIK 2014982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 3,552,768 Class A Ordinary Shares, par value $0.0001 per share, and 4,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

SIM ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“2026 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on May 7, 2026;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“2026 Redemptions” are to the 22,447,232 Public Shares whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.79 per share in connection with the approval of the Extension Amendment Proposal (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASU” are to the FASB (as defined below) Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the (i) 36-month period, from the closing of the Initial Public Offering (as defined below) to July 12, 2027 (or such earlier date as determined by the Board), as extended by the Extension Amendment Proposal (as defined below), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to SIM Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Amendment Proposal” are to the proposal at the 2026 EGM to amend the Amended and Restated Articles to extend the Combination Period from July 11, 2026 to July 12, 2027 (or such earlier date as determined by the Board);

●	“FASB” are to the Financial Accounting Standards Board;

●	“Fee Reduction Agreement” are to the agreement between our Sponsor and Cantor dated January 28, 2026.

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 11, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 8, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on June 17, 2024, as amended, and declared effective on July 9, 2024 (File No. 333-280274);

●	“Letter Agreement” are to the Letter Agreement, dated July 9, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of the Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Original Deferred Underwriting Fee” are to the additional aggregate fee of up to $10,950,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the Private Placement Warrants Purchase Agreements, dated July 9, 2024, which we entered into with the Sponsor and Cantor, respectively;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants included as part of the Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Reduced Deferred Fee” are to a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from the Trust Account upon the closing of our initial Business Combination that is payable to Cantor pursuant to the Fee Reduction Agreement.

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to SIM Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which funds from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement were initially placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 9, 2024, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“WCL Promissory Note” are to that certain unsecured promissory note issued by us to the Sponsor on March 18, 2026 in the aggregate principal amount of up to $1,500,000 in connection with the Working Capital Loan (as defined below);

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SIM ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$260,436	$65,427
Prepaid expenses	72,498	205,000
Total Current Assets	332,934	270,427
Cash and marketable securities held in Trust Account	6,112,563	245,118,303
Total Assets	$6,445,497	$245,388,730
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$394,526	$304,592
Promissory Note - Sponsor, net	731,731
Total Current Liabilities	1,126,257	304,592

Long term liabilities
Original Deferred Underwriting Fee	-	10,950,000
Total Long Term Liabilities	-	10,950,000
Total Liabilities	1,126,257	11,254,592

COMMITMENTS
Class A Ordinary Shares subject to possible redemption, 552,768 and 23,000,000 shares at redemption value of $10.88 and $10.65 per share as of June 30, 2026 and December 31, 2025, respectively	6,012,563	245,018,303

Shareholders’ Deficit
Preference shares, $.0001 par value, 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A Ordinary Shares, $.0001 par value, 500,000,000 shares authorized; 3,000,000 shares issued and outstanding as of June 30, 2026 and none issued or outstanding as of December 31, 2025 (excluding 552,768 and 23,000,000 Class A Ordinary Shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively)	300	-
Class B Ordinary Shares, $.0001 par value, 50,000,000 shares authorized; 4,666,667 and 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	467	767
Accumulated Deficit	(694,090)	(10,884,932)
Total Shareholders’ Deficit	(693,323)	(10,884,165)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$6,445,497	$245,388,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$(632,248)	$(181,535)	$(759,158)	$(423,007)
Loss from Operations	(632,248)	(181,535)	(759,158)	(423,007)

Other income
Interest earned on cash and marketable securities held in Trust Account	1,014,422	2,479,087	3,169,731	4,943,305
Other income	1,014,422	2,479,087	3,169,731	4,943,305

Net income	$382,174	$2,297,552	$2,410,573	$4,520,298

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	9,679,665	23,000,000	16,303,036	23,000,000
Basic and Diluted Net Income per share, Class A Ordinary Shares Subject To Possible Redemption	$0.02	$0.07	$0.10	$0.15

Weighted average shares outstanding, non-redeemable Class A Ordinary Shares and Class B Ordinary Shares	7,666,667	7,666,667	7,666,667	7,666,667
Basis and Diluted Net Income per share, Non-Redeemable Class A Ordinary Shares and Class B Ordinary Shares	$0.02	$0.07	$0.10	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2026	-	$-	7,666,667	$767	$-	$(10,884,932)	$(10,884,165)
Accretion for Class A Ordinary Shares subject to redemption amount	-	-	-	-	-	8,794,691	8,794,691
Net Income	-	-	-	-	-	2,028,399	2,028,399
Balance - March 31, 2026	-	$-	7,666,667	$767	$-	$(61,842)	$(61,075)
Conversion of Class B Ordinary Shares to Class A Ordinary Shares	3,000,000	300	(3,000,000)	(300)	-	-	-
Accretion for Class A Ordinary Shares subject to redemption amount	-	-	-	-	-	(1,014,422)	(1,014,422)
Net Income	-	-	-	-	-	382,174	382,174
Balance - June 30, 2026	3,000,000	$300	4,666,667	$467	$-	$(694,090)	$(693,323)

Balance - January 1, 2025	-	$-	7,666,667	$767	$-	$(9,879,091)	$(9,878,324)
Accretion for Class A Ordinary Shares subject to redemption amount	-	-	-	-	-	(2,464,218)	(2,464,218)
Net Income	-	-	-	-	-	2,222,746	2,222,746
Balance - March 31, 2025	-	$-	7,666,667	$767	$-	$(10,120,563)	$(10,119,796)
Accretion for Class A Ordinary Shares subject to redemption amount	-	-	-	-	-	(2,479,087)	(2,479,087)
Net Income	-	-	-	-	-	2,297,552	2,297,552
Balance - June 30, 2025	-	$-	7,666,667	$767	$-	$(10,302,098)	$(10,301,331)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash Flows from Operating Activities
Net income	$2,410,573	$4,520,298
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on cash and marketable securities held in Trust Account	(3,169,731)	(4,943,305)
Changes in operating assets and liabilities
Prepaid Expense	132,502	97,200
Accounts payable and accrued expenses	89,934	(25,109)
Net cash used in operating activities	(536,722)	(350,916)
Cash Flows from Investing Activities
Cash withdrawn from Trust Account in connection with redemption of Class A Ordinary Shares	242,175,471	-
Net cash provided by investing activities	242,175,471	-
Cash Flows from financing activities
Promissory Note - Sponsor	731,731	-
Redemption of Class A Ordinary Shares	(242,175,471)	-
Net cash used in financing activities	(241,443,740)	-
Net increase (decrease) in cash	195,009	(350,916)
Cash at beginning of the period	65,427	697,085
Cash at end of the period	$260,436	$346,169

Non-cash disclosure for change in redemption shares and retained earnings
Waiver of Original Deferred Underwriting Fee	$10,950,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from inception to June 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below) and the search for a prospective target for its Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is SIM Sponsor 1 LLC, a Delaware limited liability company (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2024, as amended (File No. 333-280274), was declared effective on July 9, 2024 (the “IPO Registration Statement”). On July 11, 2024, the Company consummated the Initial Public Offering of 23,000,000 units (each a “Unit” and collectively, the “Units”) at $10.00 per Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 7) in the amount of 3,000,000 Units (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”), and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

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

Transaction costs amounted to $15,427,616, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee (the “Original Deferred Underwriting Fee”), and $477,616 of other offering costs.

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Letter of Intent

On April 26, 2026, the Company entered into a non-binding Letter of Intent (the “LOI”) with American Industrial Technologies, Inc., a Nevada corporation (“AIT”) for its acquisition (“Acquisition”) of 100% of the outstanding equity and equity equivalents of AIT upon the terms and conditions to be set forth in certain definitive documents and negotiations (the “Definitive Documents”).

Among other segments, AIT will operate Q1, which is a leader in telecommunications that has evolved into a fully integrated platform spanning manufacturing, logistics, distribution, and connected device ecosystems. Building on its deep relationships with Tier 1 and Tier 2 carriers, AIT has scaled a robust Third-Party Logistics and Fourth-Party Logistics and e-commerce infrastructure that supports global distribution across the United States, Europe, and Latin America.

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

On August 13, 2026, the LOI was extended until October 31, 2026.

Extension of the Combination Period and 2026 Redemptions

On May 7, 2026, the Company held the 2026 EGM to approve, among other things, the Extension Amendment Proposal to amend the Amended and Restated Articles to extend the Combination Period from July 11, 2026 to July 12, 2027 (or such earlier date as determined by the Board). In connection with the vote to approve the Extension Amendment Proposal, Public Shareholders holding 22,447,232 Public Shares (after giving effect to withdrawals of redemptions) exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.79 per Public Share, for an aggregate redemption amount of approximately $242,175,471 in the 2026 Redemptions, which was paid from the Trust Account in May 2026. Following the 2026 Redemptions, 552,768 Public Shares remained issued and outstanding.

The Trust Account

Upon consummation of the Initial Public Offering, the Company’s management team (“Management”) placed an aggregate of $230,000,000 of the proceeds from the Units sold in the Initial Public Offering and the proceeds of the Private Placement of the Private Placement Warrants, in a United States-based trust account (the “Trust Account”) and invested the proceeds in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The proceeds will be held in this manner until the earlier of (i) the consummation of the Company’s Business Combination (ii) the redemption of any Ordinary Shares (as defined in Note 2) included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify the substance or timing of its obligation to redeem 100% of such Ordinary Shares if it does not complete the Business Combination by July 12, 2027 and (iii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. There can be no assurance that it will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) will be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, certain interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations and trust administration expenses.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide holders of the Public Shares (“Public Shareholders”) with the opportunity to redeem their Public Shares for a pro rata share of the Trust Account. The holders of the Founder Shares (as defined in Note 5) will agree to vote any Ordinary Shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these Ordinary Shares pursuant to the letter agreement, dated July 9, 2024, by and among the Company, the Sponsor and the Company’s officers and directors (the “Letter Agreement”).

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

Pursuant to the Amended and Restated Articles in effect upon consummation of the Initial Public Offering, if the Company is unable to complete its Business Combination by July 12, 2027 (within 36 months from the closing of the Initial Public Offering) (the “Combination Period”) and such date is not further extended by shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of Ordinary Shares and the Board of Directors, liquidate and dissolve. The Warrants will expire on liquidation of the Trust Account and the holders of Warrants will receive no proceeds in connection with the liquidation. The holders of the Founder Shares will not participate in any redemption distribution with respect to their Founder Shares.

As of June 30, 2026, the per-share redemption price for Public Shares was $10.88. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in its bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of the Company’s Public Shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.88.

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Liquidity and Capital Sources and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had a cash balance of $260,436 and $65,427, respectively, and a working capital deficit of $793,323 and $34,165, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. It is uncertain that the company will be able to consummate a Business Combination by July 12, 2027. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2027. In addition, the Company’s cash balance does not exceed its current budgeted operating requirements, and Management has concluded that this indicates the Company will not have sufficient liquidity to meet its obligations as they become due within one year after the date the accompanying unaudited condensed financial statements are issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of future performance.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the accompanying unaudited condensed financial statements with those of another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $260,436 in cash and did not have any cash equivalents as of June 30, 2026. As of December 31, 2025, the Company had $65,427 in cash and did not have any cash equivalents.

Marketable Securities and Cash Held in Trust Account

At June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $6,112,563 and $245,118,303, respectively, were held in a money market fund at Morgan Stanley that consist entirely of U.S. Treasury securities and meet the conditions under Rule 2a-7 under the Investment Company Act.

Offering Costs

The Company complies with the requirements of FASB Accounting Standards Codification (“ASC”) Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A,”Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to Class A Ordinary Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after Management’s evaluation are accounted for under equity treatment.

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of expenses during the reporting period.

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

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, (i) Class A Ordinary Shares and (ii) the Class B Ordinary Shares, par value $0.0001 (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding for the respective period. Diluted net income per Ordinary Share attributable to holders of Ordinary Shares adjusts the basic net income per share attributable to such holders and the weighted average number of Ordinary Shares outstanding for the potentially dilutive impact of outstanding Warrants. However, because the Warrants are anti-dilutive, diluted income per Ordinary Share is the same as basic income per ordinary share for the periods presented.

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the three months ended June 30, 2026		For the three months ended June 30, 2025
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Class B Ordinary Shares
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$213,262	$168,912	$1,723,164	$574,388

Denominator:
Weighted-average shares outstanding	9,679,665	7,666,667	23,000,000	7,666,667
Basic and Diluted income per share	$0.02	$0.02	$0.07	$0.07

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Class B Ordinary Shares
Basic and Diluted net income per share:
Numerator:
Allocation of net income	$1,639,556	$771,017	$3,390,223	$1,130,075

Denominator:
Weighted-average shares outstanding	16,303,036	7,666,667	23,000,000	7,666,667
Basic and Diluted income per share	$0.10	$0.10	$0.15	$0.15

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

December 31, 2024	$235,222,812
Plus:
Accretion of carrying value to redemption value	9,795,490
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$245,018,303
Plus:
Waiver of Original Deferred Underwriting Fee payable allocated to Class A Ordinary Shares subject to possible redemption	10,950,000
Less:
Accretion of carrying value to redemption value	(8,794,691)
Class A Ordinary Shares subject to possible redemption, March 31, 2026 (Unaudited)	$247,173,611
Less:
Redemption of 22,447,232 Class A Ordinary Shares	(242,175,470)
Plus:
Accretion of carrying value to redemption value	1,014,422
Class A Ordinary Shares subject to possible redemption, June 30, 2026 (Unaudited)	$6,012,563

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Warrant Instruments

The Company accounts for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On January 29, 2024, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain costs in consideration for 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (collectively the “Founder Shares”). In May 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Shares outstanding, resulting in the Sponsor holding an aggregate of 7,666,667 Founder Shares. All shares and per share data have been restated to reflect this change.

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

On September 4, 2025, Jannine Grasso resigned as a director of the Board, and as a member of the audit and compensation committees of the Board, effective immediately. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 Founder Shares transferred to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The Sponsor and the Company’s officers and directors also agreed pursuant to the Letter Agreement, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) six (6) months after the completion of the Business Combination or (ii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, and up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.00 per warrant. As of June 30, 2026 and December 31, 2025, the Company borrowed a total of $736,841 and $0.00, respectively, under Working Capital Loans pursuant to the WCL Promissory Note (as defined below).

Promissory Note with Sponsor

On March 18, 2026, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor (the “WCL Promissory Note”). Pursuant to the WCL Promissory Note, the interest rate is 12.0% per annum, based on the actual number of days elapsed over a 360-day year and each draw carries a 5.0% original issue discount (OID). The WCL Promissory Note is due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation. As of June 30, 2026, the WCL Promissory Note had a face value of $760,956, which includes $24,115 of accrued interest and a net carrying value of $731,731, reflecting $29,225 of unamortized original issue discount.

Administrative Services Agreement

The Company paid an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support pursuant to an administrative services agreement, dated July 9, 2024, by and between the Company and SIM Management LP, an affiliate of the Sponsor. The Company began incurring such fees on July 9, 2024 and is to continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation. On January 28, 2026, such administrative services agreement was terminated, and any accrued obligations under such agreement were waived.

On March 18, 2026, the Company entered into an administrative series agreement with Dominari Holdings Inc. (“Dominari”), pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to the Company in exchange for $20,000 per month. Mr. Hayes, our Chairman, is the Chief Executive Officer of Dominari. Commencing in May 2026, the $20,000 monthly fee has been paid $10,000 per month to Dominari and $10,000 per month to an affiliated entity of Mr. Kutcher, the Company’s Chief Financial Officer. As of June 30, 2026, the Company has paid $80,000 pursuant to this agreement, of which $60,000 was paid to Dominari and $20,000 was paid to such affiliated entity.

NOTE 6 – SHAREHOLDERS’ deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At June 30, 2026, there were 3,000,000 Class A Ordinary Shares issued and outstanding, excluding 552,768 Class A Ordinary Shares subject to possible redemption. At December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B Ordinary Share. As of June 30, 2026 and December 31, 2025, there were 4,666,667 and 7,666,667 Class B Ordinary Shares issued and outstanding, respectively (see Note 5).

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

On May 11, 2026, 3,000,000 Class B Ordinary Shares held by the Sponsor were converted into 3,000,000 Class A Ordinary Shares on a one-for-one basis (the “Conversion”). The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares prior to the Conversion, including, among other things, the waiver of redemption rights in connection with the Business Combination. Following the Conversion, there were 3,552,768 Class A Ordinary Shares issued and outstanding (including 552,768 Public Shares) and 4,666,667 Class B Ordinary Shares issued and outstanding. The Conversion did not result in any cash proceeds to the Company and did not affect the amount held in the Trust Account.

The sale of the Founder Shares to each of the Company’s three independent directors is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 199,998 Founder Shares granted to the Company’s three independent directors was $197,998 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. On September 4, 2025, Jannine Grasso resigned as a director of the Board of the Company, and as a member of the audit and compensation committees of the Board, effective immediately. In connection with this resignation, she transferred back 60,000 Founder Shares to the Sponsor.

Warrants

As of June 30, 2026 and December 31, 2025 there were 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Public Warrant agreement.

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement, dated July 9, 2024, in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the date of its Initial Public Offering to purchase up to 3,000,000 Option Units, to cover over-allotments, if any (the “Over-Allotment Option”). On July 11, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the Over-Allotment Option to purchase the additional 3,000,000 Option Units at a price of $10.00 per Option Unit. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, an aggregate of 1,000,000 Founder Shares is no longer subject to forfeiture.

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Fee Reduction Agreement

On January 28, 2026, the Company entered into a fee reduction agreement with the Sponsor and Cantor, as representative of the Underwriters (the “Fee Reduction Agreement”). Pursuant to the Fee Reduction Agreement, and subject to the consummation of a Business Combination, Cantor has instead agreed to receive a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from the Trust Account upon the closing of the initial Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee will be payable upon the closing of the initial Business Combination. If the Company (or a successor) fails to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require the Company to pay the full amount of the Original Deferred Fee in cash. In addition, if the Company or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed Business Combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement. Such costs, which were originally charged to Class A Ordinary Shares subject to possible redemption in the Company’s balance sheets and, as such, the reversal of this fee that is no longer payable has been credited to Class A Ordinary Shares subject to possible redemption in the accompanying condensed balance sheets.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026:

	June 30, 2026	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$6,112,563	$6,112,563	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025:

	December 31, 2025	Quoted Prices Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$245,118,303	$245,118,303	$—	$—

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

SIM ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Founder Shares issued to the directors and director nominees were valued using a Market Approach Methodology. The following table presents the quantitative information regarding market assumptions used in the Founder Shares valuation:

April 18, 2024
Discount for probability of failure to complete Initial Public Offering	$10.0%
Market pricing adjustment	87.0%
Discount for expected forfeiture	15.0%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers for the three and six months ended June 30, 2026 or June 30, 2025.

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

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
General and administrative expenses	$632,248	$181,535	$759,158	$423,007
Interest earned on cash and marketable securities held in Trust Account	1,014,422	2,479,087	3,169,731	4,943,305

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

On July 31, 2026, the Company delivered a request to the Sponsor to fund the remaining amount available under the WCL Promissory Note. As of the date that the accompanying unaudited condensed financial statements were issued, such funding had not yet been received by the Company.

On August 13, 2026, the LOI was extended until October 31, 2026.

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

Recent Developments

Entry into a Letter of Intent

On April 26, 2026, the Company entered into a non-binding Letter of Intent (the “LOI”) with American Industrial Technologies, Inc., a Nevada corporation (“AIT”) for its acquisition (“Acquisition”) of 100% of the outstanding equity and equity equivalents of AIT upon the terms and conditions to be set forth in certain definitive documents and negotiations (the “Definitive Documents”).

Among other segments, AIT will operate Q1, which is a leader in telecommunications that has evolved into a fully integrated platform spanning manufacturing, logistics, distribution, and connected device ecosystems. Building on its deep relationships with Tier 1 and Tier 2 carriers, AIT has scaled a robust Third-Party Logistics and Fourth-Party Logistics and e-commerce infrastructure that supports global distribution across the United States, Europe, and Latin America.

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

On August 13, 2026, the LOI was extended until October 31, 2026.

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

Founder Share Conversion

On May 11, 2026, 3,000,000 Class B Ordinary Shares held by our Sponsor were converted into 3,000,000 Class A Ordinary Shares on a one-for-one basis (the “Conversion”). The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares prior to the Conversion, including, among other things, the waiver of redemption rights in connection with the Business Combination. Following the Conversion, there were 3,552,768 Class A Ordinary Shares issued and outstanding (including 552,768 Public Shares) and 4,666,667 Class B Ordinary Shares issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 29, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $382,174, which includes $1,014,422 of interest income earned on the Trust Account, offset by $632,248 of general and administrative costs. For the three months ended June 30, 2025, we had net income of $2,297,552, which includes $2,479,087 of interest earned on the Trust Account, offset by $181,535 of general and administrative costs.

For the six months ended June 30, 2026, we had net income of $2,410,573, which includes $3,169,731 of interest income earned on the Trust Account, offset by $759,158 of general and administrative costs. For the six months ended June 30, 2025, we had net income of $4,520,298, which includes $4,943,305 of interest earned on the Trust Account, offset by $423,007 of general and administrative costs.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor pursuant to the IPO Promissory Note.

On July 11, 2024 we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the Underwriters of their Over-Allotment Option in the amount of 3,000,000 Option Units, at $10.00 per unit, generating gross proceeds of $230,000,000. The net proceeds from the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement for an aggregate purchase price of $6,000,000, after deducting offering expenses of approximately $477,616 and underwriting commissions of $4,000,000 (excluding the Original Deferred Fee (as defined below) of $10,950,000), was $231,522,384. $230,000,000 was initially deposited in the Trust Account.

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

In connection with the vote to approve the Extension Amendment Proposal at the 2026 EGM, Public Shareholders holding 22,447,232 Public Shares exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.79 per Public Share, for an aggregate redemption amount of approximately $242,175,471, which was paid from the Trust Account in May 2026. As of June 30, 2026, there was $6,112,563 in cash and marketable securities held in the Trust Account.

As of June 30, 2026, we had cash held outside of the Trust Account of approximately $260,436. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete our initial Business Combination, we intend to repay such Working Capital Loans. In the event that our initial Business Combination does not close, we may use amounts held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On March 18, 2026, the Company issued the WCL Promissory Note in the aggregate principal amount of up to $1,500,000 to the Sponsor. Pursuant to the WCL Promissory Note, the interest rate is 12.0% per annum, based on actual days / 360 and each draw carries a 5.0% original issue discount (OID). The WCL Promissory Note would be due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation. As of June 30, 2026 and December 31, 2025, the Company borrowed a total of $736,841 and $0.00, respectively, under Working Capital Loans pursuant to the WCL Promissory Note.

We have until July 12, 2027 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, Management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” do not include any adjustments that may be necessary if we are unable to continue as a going concern. In addition, our cash balance does not exceed our current budgeted operating requirements, and Management has concluded that this indicates we will not have sufficient liquidity to meet its obligations as they become due within one year after the date the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” are issued.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Promissory Note with Sponsor

On March 18, 2026, we issued a promissory note in the aggregate principal amount of up to $1,500,000 to our Sponsor (the “WCL Promissory Note”). Pursuant to the WCL Promissory Note, the interest rate is 12.0% per annum, based on the actual number of days elapsed over a 360-day year and each draw carries a 5.0% original issue discount (OID). The WCL Promissory Note would be due and payable upon the earlier to occur of: (1) our initial Business Combination, or (2) our liquidation. As of June 30, 2026, the WCL Promissory Note had a face value of $760,956, which includes $24,115 of accrued interest and a net carrying value of $731,731, reflecting $29,225 of unamortized original issue discount.

Administrative Services Agreements

We paid $10,000 per month to our Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support pursuant to an administrative services agreement, dated July 9, 2024, by and between us and SIM Management LP, an affiliate of the Sponsor. We began incurring these fees on July 9, 2024 and were to continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. On January 28, 2026, such administrative services agreement was terminated, and any accrued obligations under the Administrative Services Agreement were waived.

On March 18, 2026, we entered into an administrative series agreement with Dominari Holdings Inc. (“Dominari”), pursuant to which Dominari will provide office space, utilities and secretarial and administrative support to us in exchange for $20,000 per month. Mr. Hayes, our Chairman, is the Chief Executive Officer of Dominari. Commencing in May 2026, such $20,000 monthly fee has been paid $10,000 per month to Dominari and $10,000 per month to an affiliated entity of Mr. Kutcher, our Chief Financial Officer.

Fee Reduction Agreement

Pursuant to the Underwriting Agreement, Cantor was previously entitled to receive deferred underwriting commissions in the aggregate amount of $10,950,000 (the “Original Deferred Underwriting Fee”) upon the consummation of our initial Business Combination. On January 28, 2026, we entered into a fee reduction agreement with our Sponsor and Cantor, as representative of the Underwriters (the “Fee Reduction Agreement”). Pursuant to the Fee Reduction Agreement, and subject to the consummation of a Business Combination, Cantor has instead agreed to receive a non-refundable cash fee equal to 1.5% of the aggregate amount delivered from the Trust Account upon the closing of our initial Business Combination (the “Reduced Deferred Fee”). The Reduced Deferred Fee will be payable upon the closing of our initial Business Combination. If we (or our successor) fail to pay the Reduced Deferred Fee in full at such time, Cantor may elect to require us to pay the full amount of the original Deferred Fee in cash. In addition, if we or the Sponsor becomes entitled to receive any break-up, termination or similar fee in connection with a proposed Business Combination that is terminated, abandoned or otherwise not consummated, 50% of the amount of such fee shall be applied toward payment of the Reduced Deferred Fee, subject to certain limitations set forth in the Fee Reduction Agreement.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 12, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) 2025 Annual Report. (iv) Quarterly Reports on Form 10-Q for the periods ended March 31, 2026, June 30, 2025, March 31, 2025, and March 31, 2024 and (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on March 31, 2026. As of the date of the Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Except as set forth below, there were no sales of unregistered securities during the quarterly period covered by the Report. On May 11, 2026, 3,000,000 Class B Ordinary Shares held by the Sponsor were converted into 3,000,000 Class A Ordinary Shares on a one-for-one basis. The issuance of the Class A Ordinary Shares in connection with such conversion was not registered under the Securities Act in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act. In addition, simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and Cantor, with each Private Placement Warrant exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $6,000,000 in the aggregate. Of those 6,000,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor purchased 2,000,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

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

On May 11, 2026, 3,000,000 Class B Ordinary Shares held by the Sponsor were converted into 3,000,000 Class A Ordinary Shares on a one-for-one basis. The issuance of the Class A Ordinary Shares in connection with such conversion was not registered under the Securities Act in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2026:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1– April 30, 2026	—	—	—	—

May 1 – May 31, 2026	22,447,232	10.79	—	—

June 1 – June 30, 2026	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Memorandum and Articles of Association of the Company. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	SIM ACQUISITION CORP. I

	By:	/s/ Christopher Devall
	Name:	Christopher Devall
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026

	By:	/s/ David Kutcher
	Name:	David Kutcher
	Title:	Chief Financial Officer
(Principal Financial Officer)